Form 10-Q
period 2000-06-30
ARGONAUT TECHNOLOGIES INC
filed 2000-08-29
CIK 1112880

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                           ARGONAUT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



                  DELAWARE                              94-3216714
       (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)             Identification Number)



                          887 Industrial Road, Suite G
                          San Carlos, California 94070
                    (Address of principal executive offices)

                    ----------------------------------------

                                 (650) 598-1350
              (Registrant's telephone number, including area code)

              ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ ]       No [X]

As of July 31, 2000, 17,452,080 shares of the Registrant's Common Stock, $0.0001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
Argonaut Technologies, Inc.
INDEX
--------------------------------------------------------------------------------

ITEM NO.                                                                PAGE
PART I.  FINANCIAL INFORMATION
Item  1. Condensed Consolidated Financial Statements
         (Unaudited) .............................................       3

         Condensed Consolidated Balance Sheet as of
         June 30, 2000 and December 31, 1999 (Unaudited) .........       3

         Condensed Consolidated Statement of Operations for
         the Three- and Six-Month Periods Ended June 30, 2000
         and 1999(Unaudited) .....................................       4

         Condensed Consolidated Statement of Cash Flows for
         the Six-Month Periods Ended June 30, 2000 and 1999
         (Unaudited) .............................................       5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited) .............................................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................       7

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk .............................................      16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .......................................      17

Item 2.  Changes in Securities and Use of Proceeds ...............      17

Item 3.  Defaults Upon Senior Securities .........................      17

Item 4.  Submission of Matters to a Vote of Security
         Holders .................................................      17

Item 5.  Other Information .......................................      18

Item 6.  Exhibits and Reports on Form 8-K ........................      18

Signatures .......................................................      18

Exhibits .........................................................      19

--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                           ARGONAUT TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                           June 30,       December 31,
                                                             2000             1999
                                                           --------       -----------
                                                         (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ........................      $  5,991       $  4,946
   Available-for-sale investments ...................           918          6,127
   Accounts receivable ..............................         2,027          3,462
   Inventories ......................................         2,555          2,110
   Prepaid expenses and other current assets ........           956            589
                                                           --------       --------
     Total current assets ...........................        12,447         17,234

Property and equipment, net .........................         1,726          1,620
Note receivable from officer ........................           200            200
Other assets ........................................            26             26
                                                           --------       --------
                                                           $ 14,399       $ 19,080
                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .................................      $    860       $    865
   Accrued compensation .............................           728            756
   Other accrued liabilities ........................           719            657
   Deferred revenue .................................         1,433          2,608
   Current portion of capital lease obligations .....           265            303
   Current portion of long-term debt ................         2,690          2,984
                                                           --------       --------
     Total current liabilities ......................         6,695          8,173

Noncurrent portion of capital lease obligations .....           346            468
Noncurrent portion of long-term debt ................         1,093          1,391

Stockholders' equity:
   Convertible preferred stock ......................             1              1
   Common stock .....................................            --             --
   Additional paid-in capital .......................        42,069         39,069
   Deferred stock compensation ......................        (4,120)        (3,106)
   Accumulated other comprehensive (loss)/income ....           (35)             2
   Accumulated deficit ..............................       (31,650)       (26,918)
                                                           --------       --------
     Total stockholders' equity .....................         6,265          9,048
                                                           --------       --------
                                                           $ 14,399       $ 19,080
                                                           ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                        2000           1999           2000           1999
                                                     ----------      ----------    ----------     ---------
Net sales ......................................      $  4,063       $  2,784       $  7,627       $  5,765

Costs and expenses:
  Cost of sales ................................         1,864          1,308          3,263          2,549
  Research and development (Note A).............         1,250            843          2,511          1,818
  Selling, general & administrative (Note B) ...         3,619          2,221          6,550          4,210
                                                      --------       --------       --------       --------
Total cost and expenses ........................         6,733          4,371         12,324          8,577
                                                      --------       --------       --------       --------
Loss from operations ...........................        (2,670)        (1,587)        (4,697)        (2,812)
Interest and other income, net .................           108             64            305             76
Interest expense ...............................          (153)          (249)          (340)          (433)
                                                      --------       --------       --------       --------
Net loss .......................................      $ (2,715)      $ (1,772)      $ (4,732)      $ (3,169)
                                                      ========       ========       ========       ========
Net loss per share, basic and diluted ..........      $  (1.02)      $  (0.86)      $  (1.89)      $  (1.54)
                                                      ========       ========       ========       ========
Weighted-average shares used in computing
 net loss per share, basic and diluted .........         2,651          2,065          2,501          2,056
                                                      ========       ========       ========       ========
Pro forma net loss per share, basic and
 diluted .......................................      $  (0.21)      $  (0.16)      $  (0.38)      $  (0.31)
                                                      ========       ========       ========       ========
Weighted-average shares used in computing
 pro forma net loss per share, basic and
 diluted .......................................        12,630         10,909         12,479         10,319
                                                      ========       ========       ========       ========

Note A: Includes charges for stock-based compensation of $379 and $636 for the three and six months ended June 30, 2000, respectively (none in 1999).

Note B: Includes charges for stock-based compensation of $786 and $1,134 for the three and six months ended June 30, 2000, respectively (none in 1999).

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                                        Six Months Ended June 30,
                                                                                           2000          1999
                                                                                        ---------      ---------
Cash flows from operating activities:
   Net loss .......................................................................      $(4,732)      $ (3,169)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ................................................          373            382
     Amortization of deferred stock compensation ..................................        1,268              0
     Issuance of equity for noncash benefits ......................................          502             22
     Change in cumulative translation adjustment ..................................          (37)           (11)
     Changes in assets and liabilities:
       Accounts receivable ........................................................        1,435            905
       Inventories ................................................................         (445)           346
       Prepaid expenses and other current assets ..................................         (367)            26
       Accounts payable ...........................................................           (5)           (30)
       Accrued compensation .......................................................          (28)            51
       Other accrued liabilities ..................................................           62           (105)
       Deferred Revenue ...........................................................       (1,175)          (170)
                                                                                         -------       --------
         Net cash used in operating activities ....................................       (3,149)        (1,753)
                                                                                         -------       --------
Cash flows from investing activities:
   Capital expenditures, net ......................................................         (479)          (423)
   Proceeds from sales and maturities of available-for-sale
      investments .................................................................        5,209             --
                                                                                         -------       --------
         Net cash provided by (used in) investing activities ......................        4,730           (423)
                                                                                         -------       --------
Cash flows from financing activities:
   Proceeds from long-term debt ...................................................           --          1,000
   Repayments of long-term debt ...................................................         (592)          (294)
   Principal payments on capital lease obligations ................................         (160)          (278)
   Proceeds from issuance of common stock, net ....................................          216             21
   Proceeds from issuance of convertible preferred stock, net .....................           --         14,961
                                                                                         -------       --------
         Net cash (used in) provided by financing activities ......................         (536)        15,410
                                                                                         -------       --------
Net increase in cash and cash equivalents .........................................        1,045         13,234
Cash and cash equivalents at beginning of period ..................................        4,946          2,261
                                                                                         -------       --------
Cash and cash equivalents at end of period ........................................      $ 5,991       $ 15,495
                                                                                         =======       ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest .........................................................      $   260       $    340
                                                                                         =======       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Deferred stock compensation .....................................................      $ 2,282       $     81
                                                                                         =======       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARGONAUT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Registration Statement under Form S-1, (No. 333-35782) dated July 18, 2000 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2000, or any other future period.

NOTE 2 -- INVENTORIES

Inventories consist of the following(in thousands):

                                     June 30,   December 31,
                                      2000        1999
                                     -------    -----------
Raw materials ...............        $1,620        $1,175
Work-in-process .............           375           208
Finished goods ..............           560           727
                                     ------        ------
                                     $2,555        $2,110
                                     ======        ======

NOTE 3 -- NET LOSS PER SHARE

     Net loss per share has been computed according to the Financial Accounting Standards No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earning per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities (calculated using the treasury stock method). Following the guidance given be the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock, and preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

     Pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of preferred stock (using the as-if-converted method) from the original date of issuance.

A reconciliation of shares used in the calculation is as follows (in thousands):

                                                    Three Months Ended June 30,   Six Months Ended June 30,
                                                        2000         1999             2000         1999
                                                    ----------    ----------      -----------    ---------
Basic and diluted:
  Weighted-average shares of common stock
   outstanding used in net loss per share,
   basic and diluted ............................       2,651       2,065             2,501       2,056

 Adjustments to reflect Weighted-average
  effect of assumed conversions of preferred
  stock .........................................       9,979       8,844             9,978       8,263
                                                       ------      ------            ------      ------
Weighted-average shares used in proforma
 net loss per share, basic and diluted ..........      12,630      10,909            12,479      10,319
                                                       ======      ======            ======      ======

NOTE 4 -- COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company's available-for-sale investments and foreign currency translation adjustments.

For the three and six-months ended June 30, 2000 and 1999, comprehensive net loss is as follows (in thousands):


                                           Three Months Ended June 30,     Six Months Ended June 30,
                                              2000          1999              2000          1999
                                           ----------    ------------      ----------    ----------
Net loss .............................      $(2,715)      $(1,772)          $(4,732)      $(3,169)

Other comprehensive income/(loss) ....           (9)           (2)              (37)          (11)
                                            -------       -------           -------       -------
Comprehensive income/(loss) ..........      $(2,724)      $(1,774)          $(4,769)      $(3,180)
                                            =======       =======           =======       =======


NOTE 5 -- SUBSEQUENT EVENTS

     A 0.88 for one reverse stock split of the Company's common stock became effective prior to the initial public offering. As a result of this stock split, the conversion ratio of the Company's preferred stock was automatically amended to the 0.88 for one share pursuant to the Company's Amended and Restated Certificate of Incorporation. All common shares, options and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to reflect the stock split.

     On July 24, 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at $15.00 per share, with the Company receiving proceeds, net of underwriting commissions, of $64.2 million. On August 7, 2000, the Company sold an additional 690,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and received proceeds, net of underwriting commissions, of approximately $9.6 million. Upon the closing of the initial public offering, all the outstanding shares of Series A, B, C, and D preferred stock converted into 0.88 shares of common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below and other parts of this Form 10-Q contain certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that might cause differences include, but are not limited to, those discussed in the section entitled "Additional Factors That May Effect Future Results" and those appearing elsewhere in this Form 10-Q. The Company assumes no obligation to update such forward-looking statements. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-35782) which was declared effective by the Securities and Exchange Commission on July 18, 2000.

     Except for historical information contained herein, the matters discussed in the following discussion are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Examples of such forward-looking statements include statements about the possible impact of future product and technology platform introductions, statements about future expenses, including deferred stock compensation charges, statements about anticipated future lower costs of sales related to increased production volumes and improvements in our manufacturing process and statements about the sufficiency of existing cash reserves for the next 24 months.

OVERVIEW

     During 2000, the Company continues to expand its sales and marketing organization in the United States and in Europe to build the necessary infrastructure to more broadly market its products. As part of this expansion, we hired a Vice President of Sales for Europe and formed a marketing alliance with Zinsser Analytic GmbH, whereby Zinsser will assist in selling Argonaut's products in Germany.

     The Company markets eight instrument products including two new instruments launched in 2000, the Surveyor and the Endeavor. These two new instruments were developed specifically for synthesis requirements in clinical development. With the addition of these instruments, Argonaut's products cover the complete range of lead optimization, pre-clinical and clinical development for our customers. Revenues from the sales of our instrument products are recognized when delivery and installation of the product is complete. The Company also derives revenues from the sale of reagents and other instrument consumables.

     During the quarter, Argonaut entered into a strategic collaboration with MediChem Research to jointly develop an instrument to enable chemists to increase the throughput and productivity in process development laboratories by rationally designing experimental protocols, and then conducting unattended reaction optimization experiments.

     The Company plans to initiate a new technology program to evaluate and potentially develop a novel microchemistry platform that could be used in a variety of drug development applications. The program will commence with a focused and closely monitored six to twelve month feasibility study. Assuming that the results of the feasibility study are promising, the next stage would involve establishing a two to three year technology access program that will require incremental expenditures in 2001 and 2002. The Company plans to mitigate this expenditure level by seeking to obtain financial participation by alliance partners and co-developers.

     The Company recorded deferred stock compensation in connection with the grant of stock options to employees prior to our initial public offering of approximately $6.0 million through June 30, 2000 and expects to record additional stock compensation of approximately $0.5 million in July 2000 prior to our initial public offering. These amounts are recorded as a component of stockholders' equity and are being amortized as charges to operations as disclosed in Notes A and B to the Condensed Consolidated Statement of Operations. We expect to record amortization of deferred stock compensation for the remainder of 2000 of approximately $1.5 million, and approximately $1.8 million, $0.9 million, $0.3 million and $34,000 for 2001, 2002, 2003 and 2004, respectively.

     The Company also recorded stock compensation for options granted to consultants that are periodically re-measured as they vest, in accordance with SFAS 123 and EITF 96-18. Accordingly, stock based compensation expense in connection with options issued to consultants is included in the disclosure shown in Notes A and B to the Condensed Consolidated Statement of Operations.

RESULTS OF OPERATIONS

Net Sales

     Net sales increased to $4.1 million for the three months ended June 30, 2000 from $2.8 million in the same period of 1999. Net sales for the six months ended June 30, 2000 increased to $7.6 million from $5.8 million for the same period of the prior year. These increases were due to higher sales in both instruments and chemistry products. The increase in instrument sales was primarily due to the continuing increase in the Quest product group as well as the recent introduction of two new instruments, the Surveyor and the Endeavor.

Cost of sales

     Cost of sales increased to $1.9 million in the second quarter of 2000 from $1.3 million in the second quarter of 1999. Cost of sales for the six months ended June 30, 2000 were $3.3 million compared to $2.5 million for the same period of the prior year. These increases were primarily attributable to higher sales volume and also higher initial production cost for the recently launched Surveyor and Endeavor. We expect this initial production cost to decrease in future quarters as we attain greater production volumes and further refine our manufacturing process.

Research and development expenses

     Research and development expenses increased to $1.3 million in the second quarter of 2000 from $0.8 million in the second quarter of 1999. For the six months ended June 30, 2000 research and development expenses increased to $2.5 million from $1.8 million for the same period of the prior year. These increases were primarily attributable to charges for stock based compensation as disclosed in Note A to the Condensed Consolidated Statement of Operations. Personnel levels and related costs remained relatively constant in 2000 and 1999.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased to $3.6 million in the second quarter of 2000 from $2.2 million in the same period of 1999. For the six months ended June 30, 2000 selling, general and administrative expenses increased to $6.5 million from $4.2 million for the same period of the prior year. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel and the cost of facilities. The increases were primarily attributable to the further expansion of our direct sales force in the United States and Europe and also to the charges for stock based compensation as disclosed in Note B to the Condensed Consolidated Statement of Operations.

Interest and other income, net

     Interest and other income, net increased for the three and six-month period ended June 30, 2000 as compared to 1999 primarily because of greater levels of funds available for investments. This was substantially influenced by the proceeds received from the Company's series D preferred stock financing late in the second quarter of 1999.

Interest expense

     Interest expense was reduced during the three and six-month periods of 2000 as we continue to pay down our debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had cash, cash equivalents and available-for-sale investments of $6.9 million compared to $11.1 million at December 31, 1999. The decrease was primarily due to cash used in ongoing operations. In July 2000, the Company completed its initial public offering of its common stock and raised gross proceeds of approximately $69.0 million in cash. In August 2000, the Company sold an additional 690,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and raised gross proceeds of approximately $10.4 million. After deducting approximately $5.6 million in underwriting commissions and an estimated $1.2 million in other transaction expenses, the net proceeds was approximately $72.6 million.

     Net cash used to support operating activities has historically fluctuated based on the timing of payment of accounts payable balances, receipts of customer deposits, receipt of payments of accounts receivable balances, changes in inventory balances resulting from varying levels of manufacturing activities, the timing of research and development projects, expansion of our sales and marketing organization and fluctuations in the Company's net loss. Net cash used in operating activities totaled $3.1 million and $1.8 million during the six months ended June 30, 2000 and 1999, respectively. Net cash used in operations was primarily due to the Company's net losses for the six months ended June 30, 2000 and 1999 of $4.7 million and $3.2 million, respectively. The increase in net cash used in operations was partially offset by non-cash charges for stock based compensation and deferred revenue.

     Net cash provided by (used in) investing activities totaled $4.7 million and ($0.4) million for the six months ended June 30, 2000 and 1999, respectively. This increase in the first six months of 2000 was primarily attributable to proceeds from the sale and maturity of available-for-sale investments to provide cash and cash equivalents to fund the Company's ongoing operating activities.

     Net cash (used in) provided by financing activities totaled ($0.5) million and $15.4 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in net cash from financing activities for the first half of 2000, as compared to the first half of 1999, was primarily due to the Company's private placement of Series D preferred stock during the second quarter of 1999, which raised approximately $15.0 million, net of issuance costs.

     The Company expects to have negative cash flows from operations through at least 2000. In addition, we expect to incur increasing development expenses, as well as expenses for additional personnel for production and commercialization efforts, and we may never generate positive cash flows. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances, together with the net proceeds from our recently completed initial public offering will be sufficient to fund our operations at least through the next 24 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934. Specifically, we wish to alert readers that important factors, as well as other factors including, without limitation, those described elsewhere in reports we have filed with the SEC, including the Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 18, 2000, and incorporated into this quarterly report on Form

10-Q by reference, could in the future affect, and in the past have affected, our actual results and could cause our results for future periods to differ materially from those expressed in any forward-looking statements made by or on behalf of us. We assume no obligation to update these forward-looking statements.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY AND MAY BE REQUIRED TO RAISE ADDITIONAL FUNDS IF THE LOSSES CONTINUE.

     We have incurred operating losses and negative cash flow from operations since our inception. As of June 30, 2000, we had an accumulated deficit of $31.7 million. We recorded net losses of $6.2 million in 1997, $5.7 million in 1998, $7.6 million in 1999 and $4.7 million for the six months ended June 30, 2000. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and development and expansion of our sales and marketing capabilities. We may never become profitable.

     We anticipate that our existing cash and cash equivalents, together with the net proceeds of from our recently completed initial public offering, will be sufficient to fund our currently planned operations through at least the next 24 months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we could require additional funding sooner than anticipated. To the extent our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue the development and commercialization of our products. Funds may not be available on favorable terms, if at all. To the extent that we raise additional capital through the sale of equity, the issuance of those securities could result in dilution to our stockholders.

IF OUR PRODUCTS DO NOT BECOME WIDELY USED IN THE LIFE SCIENCES INDUSTRY, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

     Pharmaceutical, biotechnology and life science companies have historically performed chemistry development using traditional laboratory methods. To date, our products have not been widely adopted by the life sciences industry. The commercial success of our products will depend upon the adoption of these products as a method to develop chemical compounds for the life sciences and other industries. In order to be successful, our products must meet the performance and pricing requirements for chemistry development within the life sciences and other industries. Market acceptance will depend on many factors, including our ability to:

+ convince prospective customers that our products are a cost-effective alternative to traditional methods and other technologies that may be introduced for chemistry development;

+ convince prospective customers that our products provide the same quality and accuracy as traditional methods and other new technologies which may be developed;

+ manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

+ install and service sufficient quantities of our products.

If we cannot achieve these objectives, our products will not gain market acceptance.

OUR PRODUCT DEVELOPMENT EFFORTS MAY NOT PRODUCE COMMERCIALLY VIABLE PRODUCTS.

     We intend to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products.

BECAUSE WE RECEIVE REVENUES PRINCIPALLY FROM LIFE SCIENCE AND CHEMICAL COMPANIES, THE CAPITAL SPENDING POLICIES OF THESE ENTITIES HAVE A SIGNIFICANT EFFECT ON THE DEMAND FOR OUR PRODUCTS.

     We market our products to pharmaceutical, biotechnology, life science and other chemical research companies, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research equipment and the policies regarding capital expenditures. In particular, the volatility of the public stock market for biotechnology companies has at certain times significantly impacted their ability to raise capital, which has directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. Any decrease or delay in capital spending by life science companies could cause our revenues to decline and harm our profitability.

OUR PRODUCTS HAVE LENGTHY SALES CYCLES, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

     Our ability to obtain customers for our products depends in significant part upon the perception that our products can help accelerate efforts in drug development. The sale of many of our products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycles of many of our products are lengthy and subject to a number of significant risks that are beyond our control, including customers' budgetary constraints and internal acceptance reviews. Our revenues could fluctuate significantly from quarter to quarter, due to this lengthy and unpredictable sales cycle. In particular, our operating results in the first and third quarters have historically been depressed. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenues decline or do not grow as we anticipate, we might not be able to correspondingly reduce our operating expenses. Our failure to achieve our anticipated levels of revenues could significantly harm our operating results for a particular fiscal period. Due to the possibility of fluctuations in our operating results, we believe that quarter-to-quarter comparisons of our operating results are not always a good indication of our future performance.

OUR DIRECT SALES FORCE MAY NOT BE SUFFICIENTLY LARGE TO SUCCESSFULLY ADDRESS THE MARKET FOR OUR PRODUCTS.

     We sell a major portion of our products through our own sales force. We believe that we will need to expand our direct sales and marketing force to successfully address the market for our products. We may not be able to build an efficient and effective sales and marketing force. Our failure to build an efficient and effective sales and marketing force could negatively impact sales of our products, thus reducing our revenues and profitability.

FAILURE TO EXPAND OUR INTERNATIONAL SALES AS WE INTEND WOULD REDUCE OUR ABILITY TO BECOME PROFITABLE.

     We will need to sell a significant number of our products outside of the United States, to achieve our sales objectives. To be successful in our international effort we will need to expand our direct sales force to conduct international operations and develop relationships with international dealers and distributors. We may not be able to expand our sales force or identify, attract or retain suitable international dealers and distributors. As a result, we may be unsuccessful in our international expansion efforts. We must continue to establish and expand foreign operations and hire additional personnel to run these operations, in order to expand our presence into international markets.

International operations involve a number of risks and burdens not typically present in domestic operations, including:

+ preferences of certain customers to purchase goods manufactured in their own country or geographic market;

+ difficulties in staffing and managing foreign operations;

+ licenses, tariffs and other trade barriers;

+ changes in regulatory requirements;

+ potentially adverse tax consequences; and

+ political and economic instability.

     In addition, we conduct a portion of our business in Japanese yen and other non-U.S. dollar currencies. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause us to incur foreign currency translation gains and losses. To date, our foreign currency translation gains and losses have been immaterial. Our international operations will also be subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether tariffs or restrictions upon the exportation or importation of our products will be implemented by the United States or other countries.

IF WE LOSE OUR EXCLUSIVE LICENSE TO PROPRIETARY TECHNOLOGY INCORPORATED INTO OUR PRODUCTS WE MAY BE UNABLE TO CONTINUE SELLING THOSE PRODUCTS.

     We have developed some of our products based on proprietary technology originally developed by third parties. We currently have exclusive licenses to use such technology in our products that are subject to termination in certain events. In particular, our license to proprietary technology belonging to Symyx, which is incorporated into our Endeavor product, is subject to termination at Symyx's or our option upon six months prior notice at any time after December 31, 2000. Our sales of this product do not currently constitute a material portion of our revenue. We estimate that sales of this product will constitute approximately 10 to 15% of our revenues this year. This estimate depends on a variety of factors, including increased demand, and we cannot be certain that this estimate will be accurate. If licensors terminate our licenses to any such technology, our revenues would decline.

IF WE HAVE DIFFICULTY MANAGING OUR GROWTH, OUR ABILITY TO INCREASE OUR REVENUES AND BECOME PROFITABLE WOULD BE DAMAGED.

     Our growth has placed significant demands on our management and other resources. Our future success will depend on our ability to manage our growth, including:

+ continuing to train, motivate, manage and retain our existing employees and to attract and assimilate new employees;

+ manufacturing on a timely basis increasing quantities of current products and new products under development while maintaining product quality;

+ expanding and improving our domestic and international sales and marketing capabilities; and

+ developing and improving our operational, financial, accounting and other internal systems and controls consistent with our pace of growth.

     If we are unable to manage our growth, our operations would suffer.

IF WE ARE UNABLE TO RETAIN THE PRINCIPAL MEMBERS OF OUR MANAGEMENT TEAM AND OTHER KEY EMPLOYEES OR TO RECRUIT SALES, SUPPORT AND OTHER ADDITIONAL PERSONNEL, OUR OPERATING RESULTS COULD SUFFER.

     We are highly dependent on the principal members of our management team and scientific staff. In particular, we are highly dependent on David Binkley, our President and Chief Executive Officer, Lissa Goldenstein, our Senior Vice President and Chief Business Officer, Jan Hughes, our Senior Vice President and Chief Technical Officer, John Supan, our Vice President, Finance and Chief Financial Officer, and Lori Lehman our Vice President, Business Development. Our loss of the services of any of these persons could delay or reduce our product development and commercialization efforts. None of the principal members of our management team and scientific staff have entered into employment agreements with us nor do we have any key person life insurance on such individuals. We believe that we will need to recruit additional sales and customer support personnel with the requisite backgrounds and expertise. Hiring such personnel is very competitive in our industry. In addition, we will require additional personnel in the areas of chemistry research, product development, manufacturing and finance and administration. In particular, it is difficult to attract and retain qualified individuals with the requisite experience in chemistry. We may not be able to attract and retain the requisite personnel, which could seriously harm our ability to manage our business.

BECAUSE WE HAVE LIMITED SOURCES OF PRODUCTION AND SUPPLIERS, OUR ABILITY TO PRODUCE AND SUPPLY OUR PRODUCTS COULD BE IMPAIRED.

     We outsource most of the assembly of our products to vendors. Our reliance on our outside vendors exposes us to risks including:

+ the possibility that one or more of our vendors could terminate their services at any time without notice;

+ reduced control over pricing, quality and timely delivery, due to the difficulties in switching to alternative vendors; and

+ the potential delays and expenses of seeking alternative sources of manufacturing services.

     Consequently, in the event that components from our suppliers or work performed by our vendors are delayed or interrupted for any reason, our ability to produce and deliver our products would decline.

RISKS RELATED TO OPERATING IN OUR INDUSTRY

THE LIFE SCIENCES INDUSTRY IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND WE MAY NOT HAVE THE RESOURCES NECESSARY TO SUCCESSFULLY COMPETE.

     We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We face competition primarily from the following three sectors:

+ companies marketing conventional products based on traditional chemistry methodologies;

+ pharmaceutical companies developing their own instruments; and

+ companies marketing products based upon parallel synthesis and other innovative technologies, such as Mettler-Toledo AG and several smaller instrument and reagent companies.

     Many of our competitors have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. We face, and will continue to face, intense competition from organizations serving the life sciences industry that are developing or marketing competing products and technologies. These organizations may develop products or technologies that are superior to our products or technologies in terms of performance, cost or both.

     We may need to develop new applications for our products to remain competitive. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our current or future competitors. In addition, the introduction or announcement of new products by us or by others could result in a delay of or decrease in sales of existing products, as customers evaluate these new products. Our future success will depend on our ability to compete effectively against current technology as well as to respond effectively to technological advances.

IF WE INFRINGE ON OR MISAPPROPRIATE THE PROPRIETARY RIGHTS OF OTHERS OR WE ARE UNABLE TO PROTECT OUR OWN INTELLECTUAL PROPERTY RIGHTS, OUR REVENUES COULD BE HARMED.

     We may be sued for infringing on the intellectual property rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could affect our profitability. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. We may not be able to obtain required licenses on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which could harm our ability to compete and result in a decline in our revenues.

     Our success will depend on our ability to obtain and enforce patents on our technology and to protect our trade secrets. Any patents we own may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. In addition, our current and future patent applications may not result in the issuance of patents to us in the United States or foreign countries. Moreover, competitors may develop products similar to ours that are not covered by our patents.

     We try to protect our unpatented trade secrets by requiring our employees, consultants and advisors to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of our trade secrets. Further, others may independently develop substantially equivalent proprietary information and techniques. If we are unable to protect our proprietary information and techniques, our ability to exclude certain competitors from the market will be limited.

RISKS RELATED TO OUR RECENTLY COMPLETED INITIAL PUBLIC OFFERING

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE, AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

+ actual or anticipated variations in quarterly operating results;

+ failure to achieve, or changes in, financial estimates by securities analysts;

+ announcements of new products or services or technological innovations by us or our competitors;

+ conditions or trends in the pharmaceutical, biotechnology and life science industries;

+ announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

+ additions or departures of key personnel;

+ sales of our common stock; and

+ developments regarding our patents or other intellectual property or that of our competitors.

     In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

THERE MAY NOT BE AN ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK.

     Prior to Argonaut's initial public offering, there was no public market for our common stock. There is no guarantee an active trading market for our common stock will be maintained following the Company's recently completed initial public offering. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

OUR PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS OWN APPROXIMATELY 55% OF OUR COMMON STOCK, WHICH MAY PREVENT NEW INVESTORS FROM INFLUENCING CORPORATE DECISIONS.

     Our stockholders who currently own over 5% of our common stock, our directors and executive officers beneficially own approximately 55% of our outstanding common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

THE LARGE NUMBER OF SHARES OF OUR COMMON STOCK WHICH WILL SOON BECOME ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our recently completed initial public offering will be freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding will be "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act, subject to certain "lock-up restrictions.

     We intend to register 5,400,179 shares of common stock that are reserved for issuance upon exercise of options granted under our stock option and employee stock purchase plans. Once we register these shares, they can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates and "lock-up" restrictions.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS AND UNDER DELAWARE LAW COULD MAKE A THIRD-PARTY ACQUISITION OF US DIFFICULT.

     Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be deemed beneficial by our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of us.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk disclosures have not changed significantly from those set forth in the management's discussion and analysis of Financial Condition and Results of Operations in our Form S-1 filing dated July 18, 2000 for the year ended December 31, 1999.

--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1: LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2000 we granted stock options to purchase an aggregate 286,440 shares of our common stock (on a post reverse split basis of 0.88 to 1), at exercise prices ranging from $1.14 to $5.68 per share to employees and consultants under our 1995 Incentive Stock Option Plan. During the three months ended June 30, 2000 employees and consultants exercised options for 414,385 shares of common stock (on a post reverse split basis of 0.88 to 1), for aggregate consideration of $172,853.85. The issuance of these restricted securities was deemed to be exempt from registration under the Act in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

     On July 24, 2000, the Company completed its initial public offering raising gross proceeds of approximately $69.0 million through the sale of 4,600,000 shares of common stock at $15 per share. On August 7, 2000, the Company sold an additional 690,000 shares of common stock at $15 per share raising gross proceeds of approximately $10.4 million in connection with the exercise of an over-allotment option granted to the underwriters. After deducting approximately $5.6 million in underwriting commissions and an estimated $1.2 million in other transaction expenses, the net proceeds was $72.6 million. The managing underwriters in the offering were UBS Warburg LLC, ING Barings LLC and SG Cowen Securities Corporation. The shares of common stock in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-35782). The Securities and Exchange Commission declared the Registration Statement effective on July 18, 2000. The net proceeds have been invested in available-for-sale investments consisting primarily short-term, investment grade, interest bearing U.S. government securities. We intend to use the proceeds to fund expansion of our operations, including continued development of additional products, expanding our facilities to meet our needs, repayment of debt and for other working capital and general corporate purposes. To date, we have used $3.5 million of the net proceeds to repay part of our debt.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In July 2000, by written consent our stockholders approved the following:
(i) an amendment of our then-effective Certificate of Incorporation to effectuate a 0.88-for-1 reverse stock split, (ii) the amendment of our Certificate of Incorporation following the closing of our initial public offering to, among other things, establish certain defensive strategies for the protection of our stockholders' value, authorize one class of undesignated Preferred Stock consisting of 10,00,000 shares, and authorize an increase in the authorized number of shares of Common Stock to 120,000,000, (iii) the amendment of our Bylaws following the closing of our initial public offering to, among other things, adopt defensive strategies for the protection of our stockholders' value, (iv) the adoption of our 2000 Employee Stock Purchase Plan and 2000 Incentive Stock Plan and (v) the approval of the form of Indemnification Agreement for execution by our officers and directors.

ITEM 5: OTHER INFORMATION

     Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

     Exhibit 27.1 -- Financial Data Schedule.

b: Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 2000.



--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ARGONAUT TECHNOLOGIES, INC.

Date: August 29, 2000              By: /s/ David P. Binkley, Ph.D.
                                       ----------------------------------------
                                       David P. Binkley, Ph.D.
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER
                                       (DULY AUTHORIZED AND PRINCIPAL EXECUTIVE
                                       OFFICER)

                                   By: /s/ John T. Supan
                                       ----------------------------------------
                                       John T. Supan
                                       VICE PRESIDENT, FINANCE AND CHIEF
                                       FINANCIAL OFFICER
                                       (DULY AUTHORIZED AND PRINCIPAL FINANCIAL
                                       OFFICER)

--------------------------------------------------------------------------------
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT                                                                  PAGE
Exhibit 27.1 -- Financial Data Schedule..........................          20