Form 10-Q
period 2000-09-30
ARGONAUT TECHNOLOGIES INC
filed 2000-11-13
CIK 1112880

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

                               Yes [X]     No [ ]

As of October 31, 2000, 18,251,629 shares of the Registrant's Common Stock, $0.0001 par value, were issued and outstanding.



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                        Page 1

--------------------------------------------------------------------------------
Argonaut Technologies, Inc.
INDEX
--------------------------------------------------------------------------------

ITEM NO.                                                                     PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)............   3

         Condensed Consolidated Balance Sheet as of September 30, 2000
         and December 31, 1999 (Unaudited)..................................   3

         Condensed Consolidated Statement of Operations for the Three- and
         Nine-Month Periods Ended September 30, 2000 and 1999 (Unaudited)...   4

         Condensed Consolidated Statement of Cash Flows for the Nine-Month
         Periods Ended September 30, 2000 and 1999 (Unaudited)..............   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  17

Item 2.  Changes in Securities and Use of Proceeds..........................  17

Item 3.  Defaults Upon Senior Securities....................................  17

Item 4.  Submission of Matters to a Vote of Security Holders................  17

Item 5.  Other Information..................................................  18

Item 6.  Exhibits and Reports on Form 8-K...................................  18

Signatures..................................................................  18

Exhibits....................................................................  19



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                        Page 2

------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
------------------------------------------------------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           ARGONAUT TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                              September 30,    December 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ...........................        $  74,134       $   4,946
   Available-for-sale securities .......................              925           6,127
   Accounts receivable .................................            2,037           3,462
   Inventories .........................................            2,749           2,110
   Prepaid expenses and other current assets ...........              667             589
                                                                ---------       ---------
     Total current assets ..............................           80,512          17,234

Property and equipment, net ............................            1,667           1,620
Note receivable from officer ...........................              200             200
Other assets ...........................................               26              26
                                                                ---------       ---------
                                                                $  82,405       $  19,080
                                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ....................................        $   1,037       $     865
   Accrued compensation ................................              859             756
   Other accrued liabilities ...........................              837             657
   Deferred revenue ....................................              965           2,608
   Current portion of capital lease obligations ........              327             303
   Current portion of long-term debt ...................               --           2,984
                                                                ---------       ---------
     Total current liabilities .........................            4,025           8,173

Noncurrent portion of capital lease obligations ........              219             468
Noncurrent portion of long-term debt ...................               --           1,391

Stockholders' equity:
   Convertible preferred stock .........................               --               1
   Common stock ........................................                2              --
   Additional paid-in capital ..........................          115,243          39,069
   Deferred stock compensation .........................           (3,779)         (3,106)
   Accumulated other comprehensive (loss)/income .......              (60)              2
   Accumulated deficit .................................          (33,245)        (26,918)
                                                                ---------       ---------
     Total stockholders' equity ........................           78,161           9,048
                                                                ---------       ---------
                                                                $  82,405       $  19,080
                                                                =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                        Page 3

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                               -----------------------       -----------------------
                                                 2000           1999           2000           1999
                                               --------       --------       --------       --------
Net sales ..................................   $  4,532       $  2,189       $ 12,159       $  7,954
Costs and expenses:
  Cost of sales ............................      2,158            972          5,421          3,521
  Research and development* ................      1,280          1,102          3,791          2,920
  Selling, general & administrative* .......      3,462          2,056         10,012          6,266
                                               --------       --------       --------       --------
Total cost and expenses ....................      6,900          4,130         19,224         12,707
                                               --------       --------       --------       --------
Loss from operations .......................     (2,368)        (1,941)        (7,065)        (4,753)
Interest and other income ..................        899            340          1,204            416
Interest and other expense .................       (126)          (170)          (466)          (603)
                                               --------       --------       --------       --------
Net loss ...................................   $ (1,595)      $ (1,771)      $ (6,327)      $ (4,940)
                                               ========       ========       ========       ========
Net loss per share, basic and diluted ......   $  (0.11)      $  (0.82)      $  (0.95)      $  (2.36)
                                               ========       ========       ========       ========
Weighted-average shares used in computing
net loss per share, basic and diluted ......     14,987          2,155          6,665          2,089
                                               ========       ========       ========       ========
Pro forma net loss per share, basic and
diluted ....................................   $  (0.09)      $  (0.15)      $  (0.45)      $  (0.45)
                                               ========       ========       ========       ========
Weighted-average shares used in computing
pro forma net loss per share, basic and
diluted ....................................     16,960         12,133         13,975         10,924
                                               ========       ========       ========       ========


   * Research and development expenses and selling, general and administrative expenses include charges for Stock-based compensation as follows:

Research and development....................   $    394       $     20       $  1,030       $     20
Selling, general and administrative.........        570             67          1,704             67
                                               --------       --------       --------       --------
                                               $    964       $     87       $  2,734       $     87

The accompanying notes are an integral part of these condensed consolidated financial statements.



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                        Page 4

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                   -----------------------
                                                                     2000           1999
                                                                   --------       --------
Cash flows from operating activities:
   Net loss ....................................................   $ (6,327)      $ (4,940)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization .............................        542            550
     Amortization of deferred stock compensation ...............      2,060             65
     Issuance of equity for noncash benefits ...................        674             22
     Change in cumulative translation adjustment ...............        (62)            15
     Changes in assets and liabilities:
       Accounts receivable .....................................      1,425            856
       Inventories .............................................       (639)           413
       Prepaid expenses and other current assets ...............        (78)          (102)
       Accounts payable ........................................        172           (102)
       Accrued compensation ....................................        103           (131)
       Other accrued liabilities ...............................        180           (180)
       Deferred Revenue ........................................     (1,643)            40
                                                                   --------       --------
         Net cash used in operating activities .................     (3,593)        (3,494)
                                                                   --------       --------

Cash flows from investing activities:
   Capital expenditures, net ...................................       (589)          (507)
   Sale (purchase) of available-for-sale securities ............      5,202         (2,386)
                                                                   --------       --------
         Net cash provided by (used in) investing activities ...      4,613         (2,893)
                                                                   --------       --------

Cash flows from financing activities:
   Proceeds from long-term debt ................................       --            1,000
   Repayments of long-term debt ................................     (4,375)          (447)
   Principal payments on capital lease obligations .............       (225)          (397)
   Proceeds from issuance of common stock, net .................     72,768             80
   Proceeds from issuance of convertible preferred stock, net...         --         14,961
                                                                   --------       --------
         Net cash provided by financing activities .............     68,168         15,197
                                                                   --------       --------

Net increase in cash and cash equivalents ......................     69,188          8,810
Cash and cash equivalents at beginning of period ...............      4,946          2,261
                                                                   --------       --------

Cash and cash equivalents at end of period .....................   $ 74,134       $ 11,071
                                                                   ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest ......................................   $    365       $    462
                                                                   ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Deferred stock compensation ..................................   $  2,733       $    360
                                                                   ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                        Page 5

                           ARGONAUT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - INVENTORIES

Inventories consist of the following(in thousands):

                                 September 30,   December 31,
                                     2000           1999
                                 ------------    ------------
     Raw materials ............     $1,570          $1,175
     Work-in-process ..........        852             208
     Finished goods ...........        327             727
                                    ------          ------
                                    $2,749          $2,110
                                    ======          ======

NOTE 3 - NET LOSS PER SHARE

     Net loss per share has been computed according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earning per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share include the impact of potentially dilutive securities (calculated using the treasury stock and as-if-converted method). Following the guidance given by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock, and preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

     Pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of preferred stock (using the as-if-converted method) from the original date of issuance.

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                 ------------------      ------------------
                                                  2000        1999        2000        1999
                                                 ------      ------      ------      ------
Basic and diluted:
  Weighted-average shares of common stock
  outstanding used in net loss per share,
  basic and diluted ..........................   14,987       2,155       6,665       2,089

 Adjustments to reflect Weighted-average
  effect of assumed conversion of preferred
  stock ......................................    1,973       9,978       7,310       8,835
                                                 ------      ------      ------      ------

Weighted-average shares used in proforma net
  loss per share, basic and diluted ..........   16,960      12,133      13,975      10,924
                                                 ------      ------      ------      ------


NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                        Page 6
gains and losses on the Company's available-for-sale investments and foreign currency translation adjustments.

For the three and nine-months ended September 30, 2000 and 1999, comprehensive net income (loss) is as follows (in thousands):

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                            ---------------------      --------------------
                                              2000         1999          2000        1999
                                            ---------    --------      --------    --------
Net loss ................................   $ (1,595)    $ (1,771)     $ (6,327)   $ (4,940)
Other comprehensive income/(loss) .......        (25)          (4)          (62)        (15)
                                            ---------    --------      --------    --------
Comprehensive income/(loss)                 $ (1,620)    $ (1,775)     $ (6,389)   $ (4,955)
                                            =========    ========      ========    ========

NOTE 5 - STOCKHOLDERS' EQUITY

     A 0.88-for-one reverse stock split of the Company's common stock became effective July 2000 prior to the initial public offering. As a result of this stock split, the conversion ratio of the Company's preferred stock was automatically amended to 0.88-for-one share pursuant to the Company's Amended and Restated Certificate of Incorporation. All common shares, options and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to reflect the stock split.

     On July 24, 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at $15.00 per share, with the Company receiving proceeds, net of underwriting commissions, of $64.2 million. On August 7, 2000, the Company sold an additional 690,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and received proceeds, net of underwriting commissions, of approximately $9.6 million. Combined net proceeds from the initial public offering including all related costs was approximately $72.5 million. Upon the closing of the initial public offering, all the outstanding shares of Series A, B, C, and D preferred stock converted into 0.88 shares of common stock.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial conditions when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no significant impact on the Company's revenue recognition policy or results of operations.

     In March 2000, the FASB issued No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                        Page 7
recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below and other parts of this Form 10-Q contain certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of
Section 21E of the Securities Exchange Act of 1934. The Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that might cause differences include, but are not limited to, those discussed in the section entitled "Additional Factors That May Effect Future Results" and those appearing elsewhere in this Form 10-Q. The Company assumes no obligation to update such forward-looking statements. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-35782) which was declared effective by the Securities and Exchange Commission on July 18, 2000.

     Except for historical information contained herein, the matters discussed in the following discussion are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Examples of such forward-looking statements include statements about the possible impact of future product and technology platform introductions, statements about future expenses, including deferred stock compensation charges, as well as potential related revenues, statements about anticipated future lower costs of sales related to increased production volumes and improvements in our manufacturing process and statements about our expectations as to the duration of our negative cash flow from operations and the sufficiency of existing cash reserves for the next 24 months.

OVERVIEW

     During 2000, the Company continued to expand its sales and marketing organization in the United States and in Europe to build the necessary infrastructure to more broadly market its products. As part of this expansion, we hired a Vice President of Sales for Europe and formed a marketing alliance with Zinsser Analytic GmbH, whereby Zinsser sells Argonaut's products in Germany. This quarter Argonaut extended its marketing alliance with Zinsser Analytic GmbH, whereby Argonaut will sell Zinsser's products exclusively in the United States, Canada and Japan.

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

     During the second quarter, Argonaut entered into a strategic collaboration with MediChem Research to jointly develop an instrument to enable chemists to increase the throughput and productivity in process development laboratories by rationally designing experimental protocols, and then conducting unattended reaction optimization experiments.

     The Company recently initiated a new technology program to evaluate and potentially develop a novel microchemistry platform that could be used in a variety of drug development applications. The program will commence with a focused and closely monitored six to twelve month feasibility study. If the results of the feasibility study are promising, the next stage would involve establishing a two to three year technology access program that would require incremental expenditures in 2001 and 2002. The Company has yet to determine the potential cost of this program but would mitigate it by seeking financial participation from alliance partners and co-developers. Should the Company fail to obtain such financial participation, there can be no assurances that the Company will proceed with the program beyond the feasibility study.


--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                        Page 8

     The Company recorded deferred stock compensation in connection with the grant of stock options to employees prior to its initial public offering of approximately $6.0 million through June 30, 2000 and recorded additional stock compensation of $0.5 million in July 2000 prior to our initial public offering. These amounts are recorded as a component of stockholders' equity and are being amortized as charges to operations. We expect to record amortization of deferred stock compensation for the remainder of 2000 of approximately $0.7 million, and approximately $1.8 million, $0.9 million, $0.3 million and $34,000 for 2001, 2002, 2003 and 2004, respectively.

     The Company also recorded stock compensation for options granted to consultants that are periodically re-measured as they vest, in accordance with SFAS 123 and EITF 96-18. Accordingly, stock based compensation expense in connection with options issued to consultants is included in the disclosure shown in the Condensed Consolidated Statement of Operations.

RESULTS OF OPERATIONS

Net Sales

     Net sales increased to $4.5 million for the three months ended September 30, 2000 from $2.2 million in the same period of 1999. Net sales for the nine months ended September 30, 2000 increased to $12.2 million from $8.0 million for the same period of the prior year. These increases were due to higher sales in both instruments and chemistry products. The increase in instrument sales was primarily due to the recent introduction of two new instruments, the Surveyor and the Endeavor, as well as strong growth in all the other product groups.

Cost of sales

     Cost of sales increased to $2.2 million in the third quarter of 2000 from $1.0 million in the third quarter of 1999. Cost of sales for the nine months ended September 30, 2000 was $5.4 million compared to $3.5 million for the same period of the prior year. These increases were primarily attributable to higher sales volume and also the continuation of higher initial production costs for the recently launched Surveyor and Endeavor. We expect this initial production cost to decrease in future quarters as we attain greater production volumes and further refine our manufacturing process.

Research and development expenses

     Research and development expenses increased to $1.3 million in the third quarter of 2000 from $1.1 million in the third quarter of 1999. For the nine months ended September 30, 2000 research and development expenses increased to $3.8 million from $2.9 million for the same period of the prior year. These increases were primarily attributable to charges for stock based compensation. Personnel levels and related costs remained relatively constant in 2000 and 1999.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased to $3.5 million in the third quarter of 2000 from $2.1 million in the same period of 1999. For the nine months ended September 30, 2000 selling, general and administrative expenses increased to $10.0 million from $6.3 million for the same period of the prior year. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel and the cost of facilities. The increases were primarily attributable to the further expansion of our direct sales force in the United States and Europe and also to the charges for stock based compensation.

Interest and other income

     Interest and other income increased for the three and nine-month period ended September 30, 2000 as compared to 1999 primarily because of greater levels of funds



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                        Page 9
available for investments. This was substantially influenced by the proceeds received from the Company's last private financing round in the second quarter of 1999 and the initial public offering in the third quarter of 2000.

Interest and other expense

     Interest and other expense was reduced during the three and nine-month periods of 2000 as we continue to pay down our debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash, cash equivalents and available-for-sale securities of $75.1 million compared to $11.1 million at December 31, 1999. The increase was primarily due to the completion of the Company's initial public offering off set by cash used in ongoing operations. In July 2000, the Company completed its initial public offering of its common stock and raised gross proceeds of approximately $69.0 million in cash. In August 2000, the Company sold an additional 690,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and raised gross proceeds of approximately $10.4 million. After deducting approximately $6.9 million in combined underwriting commissions and other transaction related expenses, the net proceeds were approximately $72.5 million.

     Net cash used to support operating activities has historically fluctuated based on the timing of payment of accounts payable balances, receipts of customer deposits, receipt of payments of accounts receivable balances, changes in inventory balances resulting from varying levels of manufacturing activities, the timing of research and development projects, expansion of our sales and marketing organization and fluctuations in the Company's net loss. Net cash used in operating activities totaled $3.6 million and $3.5 million during the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operations was primarily due to the Company's net losses for the nine months ended September 30, 2000 and 1999 of $6.3 million and $4.9 million, respectively. The increase in net cash used in operations was partially offset by non-cash charges for stock based compensation.

     Net cash provided by (used in) investing activities totaled $4.6 million and ($3.0) million for the nine months ended September 30, 2000 and 1999, respectively. This increase in the first nine months of 2000 was primarily attributable to proceeds from the sale and maturity of available-for-sale securities to provide cash to fund the Company's ongoing operating activities.

     Net cash provided by financing activities totaled $68.2 million and $15.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase was primarily due to the Company's initial public offering in the third quarter of 2000.

     The Company expects to have negative cash flows from operations through at least mid 2001. In addition, we expect to incur increasing development expenses, as well as expenses for additional personnel for production and commercialization efforts, and we may never generate positive cash flows. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances will be sufficient to fund our operations at least through the next 24 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

RECENT ACCOUNTING PRONOUNCEMENTS



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 10

     In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Financial Accounting Standards No. 137 which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations of financial conditions when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 had no significant impact on the Company's revenue recognition policy or results of operations.

     In March 2000, the FASB issued No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY AND MAY BE REQUIRED TO RAISE ADDITIONAL FUNDS IF THE LOSSES CONTINUE.

     We have incurred operating losses and negative cash flow from operations since our inception. As of September 30, 2000, we had an accumulated deficit of $33.2 million. We recorded net losses of $6.2 million in 1997, $5.7 million in 1998, $7.6 million in 1999 and $6.3 million for the nine months ended September 30, 2000. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and development and expansion of our sales and marketing capabilities. We may never become profitable.

     We anticipate that our existing cash and cash equivalents will be sufficient to fund our currently planned operations through at least the next 24 months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we could require additional funding sooner than anticipated. To the extent our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue the development and commercialization of our products. Funds may not be available on favorable terms, if at all. To the extent that we raise additional capital through the sale of equity, the issuance of those securities could result in dilution to our stockholders.

IF OUR PRODUCTS DO NOT BECOME WIDELY USED IN THE LIFE SCIENCES INDUSTRY, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

     Pharmaceutical, biotechnology and life science companies have historically performed chemistry development using traditional laboratory methods. To date, our products have not been widely adopted by the life sciences industry. The commercial success of our products will depend upon the adoption of these products as a method to develop chemical compounds for the life sciences and other industries. In order



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 11
to be successful, our products must meet the performance and pricing requirements for chemistry development within the life sciences and other industries. Market acceptance will depend on many factors, including our ability to:

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



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 12

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

IF WE HAVE DIFFICULTY MANAGING OUR GROWTH, OUR ABILITY TO INCREASE OUR REVENUES AND BECOME PROFITABLE WOULD BE DAMAGED.



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 13

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



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 14

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

RISKS RELATED TO OUR RECENTLY COMPLETED INITIAL PUBLIC OFFERING

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE, AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 15

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

THERE MAY NOT BE AN ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK.

     There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

THE LARGE NUMBER OF SHARES OF OUR COMMON STOCK WHICH WILL SOON BECOME ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our recently completed initial public offering will be freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding will be "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 16
under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act, subject to certain "lock-up restrictions.

     We registered on September 22, 2000, 4,059,147 shares of common stock that are reserved for issuance upon exercise of options granted under our stock option and employee stock purchase plans. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates and "lock-up" restrictions.

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

-------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1: LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

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



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 17

ITEM 5: OTHER INFORMATION

     Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a:   Exhibits

     Exhibit 27.1 - Financial Data Schedule.

b:   Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 2000.



--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 18

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARGONAUT TECHNOLOGIES, INC.

Date: November 13, 2000                 By: /s/ DAVID P. BINKLEY
                                           -------------------------------------
                                           David P. Binkley, Ph.D.
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER
                                           (DULY AUTHORIZED AND PRINCIPAL
                                           EXECUTIVE OFFICER)

                                        By: /s/ JOHN T. SUPAN
                                           -------------------------------------
                                           John T. Supan
                                           VICE PRESIDENT, FINANCE AND
                                           CHIEF FINANCIAL OFFICER
                                           (DULY AUTHORIZED AND PRINCIPAL
                                           FINANCIAL OFFICER)




--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 19

--------------------------------------------------------------------------------
INDEX TO EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT
Exhibit 27.1 - Financial Data Schedule