Form 10-Q/A
period 2000-09-30
ARGONAUT TECHNOLOGIES INC
filed 2000-11-14
CIK 1112880

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                  FORM 10-Q/A


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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a:   Exhibits


     Exhibit 3.1    Amended and Restated Certificate of Incorporation
                    (incorporated by reference to Exhibit 3.2 of Argonaut's registration statement on Form S-1, File No. 333-35782
                    (the "Form S-1"))

     Exhibit 3.2    Bylaws (incorporated by reference to Exhibit 3.4 of the
                    Form S-1)

     Exhibit 27.1   Financial Data Schedule.


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




--------------------------------------------------------------------------------
Copyright 2000 EDGAR Online, Inc. (ver 1.01/2.003)                       Page 19

--------------------------------------------------------------------------------
INDEX TO EXHIBITS
--------------------------------------------------------------------------------


EXHIBIT
Exhibit 3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Argonaut's registration statement on Form S-1, File No. 333-35782 (the "Form S-1"))

Exhibit 3.2    Bylaws (incorporated by reference to Exhibit 3.4 of the Form S-1)

Exhibit 27.1   Financial Data Schedule.