Form 10-K405
period 2000-12-31
ARGONAUT TECHNOLOGIES INC
filed 2001-04-02
CIK 1112880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-31019

                          ARGONAUT TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                  DELAWARE                                     94-3216714
       (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                          887 INDUSTRIAL ROAD, SUITE G
                              SAN CARLOS, CA 94070
                                 (650) 598-1350
 (ADDRESS, INCLUDING ZIP CODE, OR REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES AND
                     TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                               $0.0001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $33,248,000 as of February 28, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on February 28, 2001 was 18,382,013 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ARGONAUT TECHNOLOGIES, INC.

                                   FORM 10-K

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    14
Item 3.    Legal Proceedings...........................................    14
Item 4.    Submission of Matters to a Vote of Security Holders.........    14

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    15
Item 6.    Selected Financial Data.....................................    16
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    17
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    20
Item 8.    Financial Statements and Supplementary Data.................    28
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    47

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........    47
Item 11.   Executive Compensation......................................    47
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    47
Item 13.   Certain Relationships and Related Transactions..............    47

                                   PART IV
Item 14.   Exhibits, Financial Statements, Schedule, and Reports on
           Form 8-K....................................................    48
SIGNATURES.............................................................    49

                                     PART I

     The statements contained in this Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding sales of our Endeavor product, our future profitability and the future profitability of our recently acquired subsidiary, projected operating results for 2001, and all similar statements regarding our expectations, hopes, beliefs, commitments, intentions and strategies for the future. Forward looking statements include, but are not limited to, statements contained in "Item 1. Business," and "Item 7. Managements's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in "Risk Factors." The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

     Argonaut Technologies, Inc. was incorporated in the state of Delaware on November 10, 1994. We are a pioneer in the development of innovative products that help chemists engaged in the discovery and development of new molecules increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Pharmaceutical and chemical industry organizations worldwide have implemented our solutions to achieve faster time to market for new products. Many companies are seeking innovative and cost-effective tools and technologies for exploring the increasing number of targets for the development of new drugs. Our instruments enable parallel synthesis and automate many of the most labor-intensive steps of chemistry development. Through automation, chemists are able to perform multiple experiments under a variety of conditions in a fraction of the time it would take to perform the same experiments using traditional chemistry development methods. We believe that our products enable companies to develop new drugs in a faster and more productive and cost-effective manner than traditional chemistry development methods, allowing companies to capitalize on the wealth of potential new drug targets being generated by the drug discovery process. We began marketing our first product in 1996. Currently, we market eight instruments and more than 40 reagents. Through December 31, 2000, we have sold our products to more than 825 customers in the pharmaceutical, biotechnology, life sciences and chemical research industries and have placed more than 1,100 instruments worldwide. In March 2001, we completed the strategic acquisition of Camile Products LLC, or Camile, a software and instrument products company in Indianapolis, IN. The acquisition of Camile expands our product offering to the later stages of drug development and, importantly, provides a software platform for our instrument systems.

INDUSTRY

BACKGROUND

     The life sciences research industry is undergoing fundamental change, resulting principally from the explosive growth in gene discovery and the increasing demand for greater efficiency in the drug discovery and development process. Battelle Memorial Institute in Columbus, Ohio estimated that in the year 2000 the life sciences research industry would spend more than $47 billion in the United States on drug discovery research and development. Advances in genomics, combinatorial chemistry and high throughput screening have significantly enhanced the discovery process. Science publication estimated that sequencing of the human genome will provide an estimated 5,000 to 10,000 relevant new drug targets over the next ten years, compared to the approximately 500 targets that have been explored thus far. Chemists have been able to make these advances in drug discovery by using new tools that simplify, automate and accelerate the drug discovery process. Chemists are discovering a large number of new drug candidates that are ready for the drug development process through widespread use of these tools. However, the pharmaceutical industry does not have sufficient tools and resources to fully exploit the opportunities presented by advances in drug discovery due to the technological limitations of traditional drug development, or chemistry development.

DRUG DISCOVERY AND DEVELOPMENT

     Although the drug discovery and development process involves a number of steps, it can best be understood in the context of two phases:

     - Discovery Phase. Discovery is the process by which chemists develop drug targets identified through biology, including genomics and proteomics, the study of protein function, into biological screens. Then, chemists test the millions of compounds produced by combinatorial chemistry using high throughput biological screens to identify possible drug candidates.

     - Development Phase. Chemists optimize the pharmacological, pharmacokinetic and safety properties of a drug for human testing and approval during the development phase. Pharmacological properties are the measure of a drug's potency with respect to a specific drug target. The pharmacokinetic properties of a drug are the extent to which the drug remains available in the body for interaction with the target. Safety is a measure of a drug's toxicity to humans. The development phase can be further broken down into three stages:

      - Lead Optimization. Chemists evaluate the hundreds of drug candidates that may emerge from the discovery phase using a process called lead optimization. Chemists perform successive rounds of chemical syntheses to create numerous variants of the drug candidates to find compounds likely to have appropriate drug properties. Chemists then optimize the compounds for their biological potency, thus creating lead compounds.

      - Pre-Clinical Development. Chemists further refine a limited number of lead compounds into clinical drug candidates by applying additional chemistry methodologies in the pre-clinical development process. During this process, chemists make relatively small changes to the compounds in order to optimize their safety and pharmacokinetic properties.

      - Clinical Development. Chemists test clinical candidates in humans to demonstrate their safety and effectiveness, or efficacy during the clinical development process. The successful outcome of clinical trials may result in regulatory approval to commercialize the new drug product. During this time period, chemists optimize the method of compound synthesis prior to commencement of large scale manufacturing of the drug. By optimizing the method of compound synthesis, chemists select the best method of compound synthesis to reduce the cost of synthesis which includes a reduction in by products of the synthesis.

     The following figure illustrates the drug discovery and development timeline:

                               [TIMELINE GRAPHIC]

TRADITIONAL CHEMISTRY METHODS FOR DRUG DEVELOPMENT

     Chemists typically employ traditional methods in their drug development efforts. Utilizing traditional methods of chemical synthesis, a chemist performs a series of chemical reactions, or transformations, until the desired compound is obtained. Chemists generally achieve each synthetic transformation in a four-part process:

  Set-up and Execution of Reaction

     Chemists build a reaction apparatus as the first step in chemical synthesis. Chemists often construct the apparatus using a variety of traditional laboratory components depending on the type of chemistry they are performing. Chemists use the apparatus to combine chemicals, reagents and solutions, which the chemist will often heat or cool to specified temperatures under air and moisture-free, or inert, conditions. The chemist then monitors reactions over time to determine reaction progress. In chemistry development, the assembly of a specific apparatus and the periodic addition of chemicals can often be very complicated and time-consuming depending on the complexity of the desired reaction. In addition, although some reactions occur very quickly, others can take hours, or even days to complete, and involve frequent monitoring.

  Product Work-up

     Chemists perform a product work-up as the second step in chemical synthesis. Once the chemist determines that a reaction has proceeded to completion, the chemist subjects the reaction mixture to an extensive reaction work-up. During the work-up the chemist stops the reaction and carries out an initial cleanup of the reaction mixture prior to purification. The chemist performs a series of washes with a variety of solvents, a drying process and a filtration process during the work-up. The chemist usually takes several hours to complete this labor-intensive work-up process.

  Product Purification

     Chemists perform product purification as the third step in chemical synthesis. During this step, the chemist isolates the desired product from its starting materials and various byproducts. Product purification is an integral step in chemical synthesis due to the fact that impurities may interfere in the next chemical transformation or mask a drug's potency and toxicity. Chemists typically utilize large volumes of different solvents during the purification process. This step often takes the chemists days to complete.

  Product Analysis

     Chemists perform product analysis as the final step in chemical synthesis. In this step, the chemist confirms that the desired drug has been synthesized and isolated before continuing on in the synthetic pathway or submitting the compound for biological testing. Analysis requires a large amount of data collection and is labor-intensive. Chemists must repeat this laborious, four-step process until the desired compound is obtained. The synthesis of a particular compound could take months and even years to complete before researchers can determine whether the compound has the desired drug properties.

LIMITATIONS OF EXISTING DRUG DEVELOPMENT TECHNOLOGIES

     Traditional chemistry development methods have the following limitations:

     - Limited Productivity. Traditional methods are time consuming, inefficient and labor-intensive. Stu Borman of Chemical and Engineering News estimates that chemists currently synthesize an average of 100 compounds per year. Since it is not economically feasible for pharmaceutical companies to increase chemistry headcount to the extent necessary to take advantage of the thousands of expected drug targets, we believe that throughput in the development phase must increase dramatically.

     - Long Drug Development Timelines. Traditional methods require chemists to synthesize compounds one at a time in an inefficient, sequential process. This results in long drug development timelines, which delay product commercialization and reduce the commercial value of the exclusivity period provided by patent protection.

     - High Cost. Traditional methods are expensive due to the time and labor required of a chemist to produce a single compound. In addition, companies utilizing the traditional methods incur the costs associated with the high volumes of solvents and chemicals utilized and the expense associated with their disposal.

     - High Drug Candidate Failures. Traditional methods limit the number of compounds synthesized, which can lead to companies or chemists selecting sub-optimal drug candidates, often resulting in drug candidate failures. These failures greatly increase the average length of time and cost required to bring a specific drug to market. If a drug candidate fails during clinical trials, a company must incur the time and expense of repeating all of the development steps or face abandoning the project altogether. The cost of a failed candidate increases significantly as it progresses to later stages of the development process.

     - Lack of Flexibility. To date, chemists have lacked flexible tools and systems to easily perform the wide variety of complex experiments required for chemistry development. Instead, chemists have had to repeatedly assemble various components into complicated systems.

     - Difficult to Use. The steps required for a chemist to put together an apparatus and perform the reaction, work-up, purification and data analysis are difficult to execute. Therefore, many of these complex chemistries require skilled chemists with many years of training.

     These limitations restrict the ability of pharmaceutical and life sciences companies to fully capitalize on the large number of new drug candidates resulting from the significant technical advances in drug discovery. In order to take advantage of these advances, we believe that pharmaceutical and life sciences companies will need to increase productivity, shorten the drug development process and reduce costs. We believe that these objectives will be achieved through advances and innovations in chemistry development technologies and tools.

THE ARGONAUT SOLUTION

     We design, manufacture and market instruments and reagents that increase the productivity of chemists, thereby accelerating the drug development process. Our products enable chemists to rapidly synthesize a wide range of compounds at a reduced cost. We design and develop products using extensive customer assessment, validation and testing. We intend to promote our products as the laboratory standard for chemists and the industry standard for companies seeking more efficient methods of addressing their increasing drug development needs. We believe our technology provides the following key benefits over current chemistry development methods:

  Increased Productivity

     We design our systems to simultaneously synthesize many distinct compounds by automating many of the labor-intensive aspects of the experiments. Using our systems, chemists save significant time and effort while performing a greater number of experiments. Chemists can create approximately 100 compounds per year using the traditional approach of performing one reaction at a time. The same chemist can create up to 192 compounds per day, using our products.

  Reduced Drug Development Timelines

     Through parallel synthesis and automation, our products enable chemists to optimize drug candidates faster by producing a significantly larger number of compounds in less time than traditional methods. By simultaneously producing numerous variants of drug candidates, our tools provide more comprehensive information for the management by chemists of drug development projects. Our customers can identify and accelerate the development of promising drug candidates through the use of improved data, thus significantly reducing drug development timelines.

  Reduced Costs

     Chemists are able to generate significant cost savings using our products by reducing labor hours and solvent usage in the drug development process. We believe that reactions performed in our systems versus those performed using traditional methods could result in significant cost savings per compound. In addition, by synthesizing more drug candidates, our products provide greater amounts of information and enable companies to abandon poor drug candidates sooner; thereby eliminating the costs associated with later stage drug failures.

  Improved Intellectual Property Positions

     Chemists can significantly increase the number of chemical compounds synthesized by using our tools. As a result, pharmaceutical companies may be able to improve their patent and intellectual property positions by submitting more detailed claims with their patent applications covering a wider variety of compounds.

  Flexibility

     Our products are flexible and chemists can perform a wide range of chemical reactions, from simple reactions to complex, multi-step reactions that require inert environments using our tools. As a result, chemists are able to more easily perform complex and difficult reactions, thereby encouraging innovation on the part of chemists.

  Ease of Use

     Our systems are designed to make the labor-intensive steps of performing the reaction, work-up, purification and data analysis faster and easier for chemists, and can be operated by chemists with minimal training.

OUR STRATEGY

     Our objective is to become the leading provider of productivity enhancing tools for all stages of the chemistry development process. In order to achieve this goal, we have implemented the following strategy:

  Focus Initially on Industry Leaders within the Pharmaceutical Market

     We are initially focusing on the large and fast-growing sector of drug development within the pharmaceutical market. We have targeted leading pharmaceutical, biotechnology and life sciences companies as well as academic institutions for our principal marketing efforts. We believe that these customers provide the greatest opportunity for maximizing the use of our products and that early adoption by these industry leaders and academic institutions will promote wider market acceptance.

  Expand Our High-Value Reagent Business

     In addition to our instruments, we develop, manufacture and market reagents and other consumables for our products. We plan to continue to leverage our installed base of instrument products through the sale of reagents and other consumables to our existing customers as well as new customers. We intend to expand our reagent business by offering additional reagent products.

  Continue to Establish Product Development Collaborations

     We are continuing to pursue collaborations with pharmaceutical and biotechnology companies in order to further develop and enhance our existing technology platforms and products, as well as develop new products. For each of our instruments released to date, we formed a consortium or collaboration with industry leaders to define product requirements and to perform validation and testing. We intend to follow this model in order to enhance market acceptance of our current and future products. In addition, we intend to selectively in-license and commercialize technology that can enhance our total product portfolio.

  Build Global Customer Relationships Through Direct Sales

     Our marketing approach is based on a thorough understanding of our customers' specific chemistry needs, which we develop through the close interaction of our direct sales and applications support personnel with our customers. We intend to continue to expand our 53 person direct sales and applications support organization to build long-term relationships with existing customers, gain access to new accounts and expand into new geographic territories.

  Acquire Complementary Businesses

     We intend to pursue opportunities to expand our core business by acquiring businesses that have technologies or capabilities complementary to ours. In March, 2001, we completed the acquisition of Camile, a software and instrument product company, We may acquire additional software development expertise to capitalize on the chemistry data flow generated by our products. In addition, we intend to explore our options regarding acquiring distribution channels in specific geographic regions to speed our market penetration.

  Expand into New Markets

     We believe that our existing technologies and products can be leveraged into additional markets. Our capabilities enable us to address the needs of a wide range of chemistries. As the use of productivity tools in drug development becomes more visible, related industries are beginning to investigate these tools. Other potential markets include cosmetics, catalysts, and high-margin specialty chemicals.

PRODUCTS

     Our products include instruments, reagents and instrument related consumables.

                                                                                              INITIAL
                                      PRIMARY                       PRIMARY DRUG             COMMERCIAL
         PRODUCT                    APPLICATION                   DEVELOPMENT PHASE           SHIPMENT
         -------           -----------------------------   -------------------------------   ----------
INSTRUMENTS
Trident Product Line
  Trident Library
  Synthesizer............  Automated parallel library      Lead optimization                    1998
                           synthesis
  Trident
  Workstation............  Semi-automated benchtop         Lead optimization                    1999
                           parallel synthesis
  Trident Sample
  Processing Station.....  Automated parallel work-up      Lead optimization                    2000
                           and purification
Quest Product Line
  Quest 210..............  Small scale, semi-automated     Pre-clinical development             1997
                           parallel synthesis, work-up
                           and purification
  Quest 205..............  Large Scale, semi-automated     Pre-clinical development             1998
                           parallel synthesis, work-up
                           and purification
  FirstMate..............  Entry-level, manual parallel    Lead optimization, pre-clinical      1999
                           synthesis                       and clinical
Surveyor.................  Automated parallel chemistry    Clinical development                 2000
                           optimization, screening and
                           analysis
Endeavor.................  Semi-automated catalyst         Clinical development                 2000
                           screening system
REAGENTS
ArgoGel..................  Compound synthesis              Lead optimization                    1996
ArgoPore.................  Compound synthesis              Lead optimization                    1997
Polystyrene..............  Compound synthesis              Lead optimization                    1998
Polymer Reagents.........  Compound synthesis, work-up     Pre-clinical development             1998
                           and purification
Polymer Scavengers.......  Compound synthesis, work-up     Pre-clinical development             1998
                           and purification

INSTRUMENTS

     We address the broad range of chemistries required in all three stages of the drug development phase with our current instrument product offerings. We have designed each of our instrument products for a specific stage of development, although chemists often purchase our instruments to perform chemistry activities in stages other than those for which they were initially designed.

  Trident Product Line

     Chemistry groups purchase our Trident products to perform lead optimization. These chemists synthesize libraries of between one thousand and two thousand compounds that are closely related to a drug candidate identified in the discovery process. Chemists traditionally have had more difficulty performing chemistry methodologies in lead optimization than in the drug discovery phase, as they require more inert synthesis conditions. The traditional automation tools developed for use in the drug discovery phase for combinatorial synthesis are not capable of meeting the requirements of chemists performing lead optimization. To enable the Trident to meet the specific needs of lead optimization, we formed a product development consortium compromised of eight pharmaceutical companies. As a result of this consortium, we developed three instrument modules, the Trident Library Synthesizer, the Trident Workstation and the Trident Sample Processing Station, the first of which we initially commercialized in 1998. All Trident products utilize our proprietary Reaction Cassette, which enables the automation and manual manipulation of multi-step inert chemistry methodologies.

  Trident Library Synthesizer

     The Trident Library Synthesizer is a fully automated synthesizer that chemists can use to produce up to 192 individual compounds simultaneously. The Trident Library Synthesizer integrates up to four Reaction Cassettes with motors, heaters and liquid dispensers, or fluidics, and software on a WindowsNT computer. Since its initial commercial shipment in 1998, we have updated the system periodically to broaden its range of chemistry capabilities. In our most recent improvement, we enhanced the system with the capability of performing four independent chemistries, one in each of the four Reaction Cassettes, which allows four chemists to use the instrument simultaneously.

  Trident Workstation

     The Trident Workstation is a scalable, semi-automated personal bench-top system that utilizes a single Reaction Cassette. The Trident workstation is well suited for the development by chemists of new chemistry methodologies, which is the most critical path used by chemists in producing lead optimization libraries. Using the Trident Workstation, our customers can develop and validate methodologies in the Reaction Cassette prior to performing them on the Trident Library Synthesizer.

  Trident Sample Processing Station

     The Trident Sample Processing Station is an automated robotic platform that utilizes the Reaction Cassette to perform work-up and purification. Often these methodologies do not require an inert or temperature controlled environment and therefore are more efficiently performed by chemists on a different instrument. Some of our customers have purchased the Trident Sample Processing Station and the Trident Workstation as an entry-level system to provide their chemists with a cost effective solution for lead optimization.

  Quest Product Line

     Our customers purchase our Quest products primarily for pre-clinical applications, where their goal is to refine drug candidates identified during lead optimization. Chemists refine lead compounds by synthesizing a small library, typically consisting of between ten and 20 compounds, testing the compounds for drug characteristics, and based upon the tests, synthesizing another library of compounds to start the next iteration. The Quest product line provides a personal synthesis tool that chemists can use to perform a broad range of chemistry methodologies, reduces the amount of laboratory space required, and is cost effective for use by most pre-clinical groups. The Quest product line is comprised of the Quest 210, Quest 205 and FirstMate, all of which use our proprietary vertical mixing system. Chemists can use vertical mixing to efficiently mix reaction solutions by moving a Teflon encapsulated magnet vertically through a solution. This mixing method offers chemists several benefits over the traditional means of spinning a magnet in mixtures: it can mix a broader range of viscosities and more readily mix solid reagents that must be suspended in order for the reactions to occur. To enable the Quest 210 to meet the specific needs of pre-clinical development, we developed it as part of a collaboration. We initially shipped the Quest 210 in 1997. In addition, we developed the Quest 205 as part of a consortium. We initially shipped the Quest 205 in 1998.

  Quest 210 and Quest 205

     The Quest 210 and Quest 205 are similar systems that utilize our unique Teflon reactor, which provides an inert reactor environment that allows chemist to view the reaction mixtures. Each system has automated heating, cooling, mixing and fluidics. The two systems differ by the number and volume of the reactors; the Quest 210 has 20 ten-milliliter reactors and the Quest 205 has ten 100-milliliter reactors.

  FirstMate

     Our most recent addition to the Quest product line is the FirstMate, which we initially shipped in 1999. FirstMate is an entry-level, manual parallel synthesizer, which utilizes existing laboratory equipment and glassware. Chemists use the FirstMate for all three stages of drug development. We developed the FirstMate for those chemists and academicians who desire a low-cost, entry-level system.

  Surveyor and Endeavor

     The Surveyor and Endeavor are instruments we developed specifically for synthesis requirements in clinical development, where the chemists' goal is to maximize yield and purity prior to commencement of large scale manufacturing. This activity is called process optimization and is a form of parallel synthesis. Process optimization involves the chemist making the same compound in an iterative manner by varying the synthesis conditions such as the reactants and/or temperature, and allowing periodic sampling and analysis of the mixture for yield and purity.

  Surveyor

     The Surveyor is a fully automated ten-reactor synthesizer that allows the chemist to vary the synthesis conditions in each reactor. In addition, the Surveyor automates the tedious activity of mixture sampling and analysis. The Surveyor utilizes the Quest Teflon reactor and vertical mixing system and the Trident software. We developed the Surveyor as part of a consortium of five pharmaceutical companies, in order to meet the needs of clinical development. We initially shipped the Surveyor in 2000.

  Endeavor

     The Endeavor is a semi-automated, parallel, catalyst screening system designed for reactions requiring greater than standard atmospheric pressures and gas-phase reagents, such as hydrogen. With the Endeavor, a chemist can perform eight simultaneous reactions. We initially shipped the Endeavor in 2000.

REAGENTS

     Our reagents are used by chemists to perform a broad range of chemistries in lead optimization and pre-clinical development and can be used in conjunction with our instruments or independently. The primary benefit of our reagents is that they allow chemists to perform easy work-up and purification of the reaction mixture to obtain the desired compounds by a simple filtration process. Chemists can automate the filtration process using our instruments and therefore achieve higher productivity by reducing the time spent manually processing reaction mixtures.

  ArgoGel, ArgoPore and Polystyrene

     Chemists typically use our ArgoGel, ArgoPore and polystyrene reagent products to perform lead optimization. To overcome the limitation of traditional reagents, we initially formed a product development consortium consisting of four pharmaceutical companies, Abbott Laboratories, Bristol-Myers Squibb, Merck and Novartis Pharmaceuticals. We have developed additional products through collaborations with Pharmacia, Parke-Davis and Stanford University. We currently offer nine distinct products in each of the ArgoGel and ArgoPore product lines and eleven polystyrene reagent products. We shipped our first reagent products in 1996.

  Polymer Reagents, Polymer Scavengers and Solution Phase Toolbox

     Chemists primarily use our Polymer Reagents and Polymer Scavengers products during pre-clinical development. These chemists synthesize much smaller numbers of compounds than chemists synthesize during lead optimization and these chemists are more likely to use traditional synthesis methods. Both the Polymer Reagents and Polymer Scavengers are new technologies that allow chemists to accelerate the synthesis, work-up and purification of traditional synthesis methods. We tailor our polymer reagents to permit chemists to perform a wide variety of important synthetic reactions. The Solution Phase Toolbox is a series of prepackaged polymers that are used by chemists performing traditional work-ups and purification processes. We currently offer ten distinct Polymer Reagents and nine distinct Polymer Scavengers products. We shipped the first of these products in 1998 and continue to expand the product line with new introductions.

PRODUCT DEVELOPMENT STRATEGY

     Our product development strategy is to combine our expertise in chemistry and engineering with an understanding of market needs to rapidly design and launch products that fulfill these needs. We have a track record of quickly and effectively developing solutions to our customer's problems. We took fewer than 12 months to develop our last two instruments, from design initiation to delivery of the first commercial shipment.

     To understand market needs, we form product development teams with our customers. Through this process, we have developed innovative products that have had extensive customer input, validation and testing prior to our commercially introducing them. We have formed product development consortia and collaborations with our customers.

     Our consortia are non-exclusive arrangements in which we bring together several companies, typically five to seven, who share the need to solve a common problem. We meet with consortium members on a regular basis during the product development period to review product definition, specifications, progress, validation and testing. We may give consortium members prototypes for use in their research programs and we incorporate their feedback into the final product. Members typically pay a non-refundable participation fee, which may be credited against future purchases of the product we develop. By participating in our consortia, and becoming familiar with the performance and operating characteristics of the product, members can achieve a nine-month to one-year competitive advantage in using the new technology we develop. Consortium members often become the initial references during the product development phase and initial customers upon our commercialization of the product. We have used the consortium approach to develop the Trident, Quest, Surveyor and reagent products.

     Through our collaborations, we in-license technology that we believe has significant potential for commercialization. Typically, our partner will have developed and tested a concept to the prototype level. We further develop and enhance the prototype into a commercially viable product. Our contributions include design for manufacturing, cost reduction, safety and code compliance and ease of use issues. Our partner is able to purchase the final product at a substantial discount and may receive royalties on product sales.

     In June 1997, we entered into an exclusive five year License and Supply Agreement with Merck & Co., Inc. related to the technology used in our Quest product. At the end of the five years, the technology is ours with no future obligations to Merck. In exchange for the right to this technology, we have granted Merck substantial discounts on Quest and Quest related products. We used this approach with the Endeavor product, which we developed in collaboration with Symyx. In August 1999, we entered a license and supply agreement with Symyx Technologies related to technology used in the Endeavor product. Symyx earns a royalty when Endeavor product revenue is recognized. Either party may terminate the agreement upon six months prior notice at any time after December 31, 2000. Through December 2000, Symyx earned approximately $353,000 in royalties and was given an Endeavor Instrument pursuant to the terms of the agreement.

     In addition, we entered into a Research Collaboration Agreement with the University College London in September 1999. The term of this agreement is two years, and is cancelable by either party upon written notice. Pursuant to this agreement, we loaned a Trident Library Synthesizer to the University College London and we support a full time staff member at the University in return for access to published data and visitation rights at the site. We expect the support of the staff member and related costs to total approximately $200,000 during the term of the agreement.

     The following table lists our product development consortia and collaborations:

         TRIDENT                     QUEST                    SURVEYOR                   ENDEAVOR
         -------                     -----                    --------                   --------
Abbott Laboratories, Inc.  Abbott Laboratories, Inc.  Aventis S.A.               Symyx Technologies, Inc.
Ariad Pharmaceuticals,
  Inc.                     Affymax Research           Agouron Pharmaceuticals,
                           Institute                  Inc.
Astra Zeneca
  International            Alanex Corporation         Eli Lilly & Co.
                           Research Divisions
Aventis, S.A.              Aventis, S.A.              Rohm & Haas Co.
E.I. duPont de
  Nemours & Co.            Merck & Co., Inc.          Pfizer, Inc.
Genetics Institute, Inc.
Merck & Co., Inc.
Merck KgAA

         TRIDENT                   REAGENTS
         -------                   --------
Abbott Laboratories, Inc.  Abbott Laboratories, Inc.
Ariad Pharmaceuticals,
  Inc.                     Bristol-Myers Squibb Co.
Astra Zeneca
  International            Merck & Co., Inc.
Aventis, S.A.              Pharmacia Corporation
E.I. duPont de
  Nemours & Co.            Novartis Pharmaceutical,
                           Inc.
Genetics Institute, Inc.   Parke-Davis, Division of
                           Warner-Lambert
                           & Co.
Merck & Co., Inc.          Stanford University
Merck KgAA

CUSTOMERS

     Our customers consist of a broad range of companies in the pharmaceutical, life sciences and biotechnology industries, as well as academic institutions. Through December 31, 2000, we have sold our products to more than 825 customers and, we have placed more than 1,100 instruments worldwide. Our leading customers include:

Abbott Laboratories, Inc.       E.I. duPont de Nemours & Co.    Pfizer Inc.
Affymax Research Institute      Eli Lilly & Company             Pharmacia Corporation
Agouron                         Glaxo Wellcome plc              Pharmacopeia, Inc.
Amgen                           Merck & Company, Inc.           Proctor & Gamble
Astrazeneca International       Monsanto Company                Smith Kline Beecham
Aventis S.A.                    Novartis International
Boehringer Ingelheim
Pharmaceuticals, Inc.

     No single customer accounted for more than 10% of our revenue during fiscal year 2000.

SALES AND MARKETING

     We base our sales strategy on understanding our customers' needs, recommending solutions and ensuring successful implementation of that solution in our customers' research laboratories. Our approach is designed to achieve customer satisfaction and build a long-term working relationship with our customer.

     As of December 31, 2000, our direct sales and marketing organization included 53 full-time employees located in North America, Europe and Japan. Our team of professionals is comprised of senior account-oriented sales people, application chemists, service engineers, telesales people and marketing specialists who sell directly to our customers worldwide. We have 19 direct sales professionals with an average of 12 years of experience in selling high technology products to the scientific industry. In addition to their academic expertise, the industrial laboratory experience of our sales professionals is essential to their ability to understand our customers' needs. We had application chemists and service engineers with expertise in both chemistry and engineering to support our customers worldwide. We had professional marketing communication specialists located in the United States, Europe and Japan dedicated to providing local marketing programs. In North America we had telesales personnel to support the direct sales efforts by providing lead generation, lead qualification, and consumable product sales and service sales.

     We use distributors to provide local sales and marketing in some foreign countries, including China, Australia, Korea, Eastern Europe, Finland, Sweden, Denmark, Italy and Spain. In these countries, we seek to maintain close contact with our customers and potential customers by providing application chemistry support and service support through our worldwide direct sales organization. We have developed both scientific seminars and technology transfer programs to educate and train our customers. We conduct on-site seminars in the use of our chemistry reagents, referencing important scientific publications and research that validate their successful usage. Typically 20 to 40 researchers at a given customer site will participate in this type of scientific seminar.

     In addition to seminars, we have developed our "Advanced Implementation Program," a technology implementation program, designed to accelerate the adoption of our technology within a laboratory. Our customers leverage our experience by participating in customized classes that teach how to plan parallel chemistry synthesis, how to use our instruments, accessories, and chemistry reagents and how to work-up the resulting chemistry products. We monitor our participants' success and encourage them to publish their results internally, thereby increasing our visibility within their company.

     Our web site provides technical information regarding the use of our tools for our customers. In addition, the Internet has the potential to become a significant distribution channel for our reagents, instrument consumables and entry-level systems. The combination of our telesales with e-commerce makes it very easy for a customer to make routine purchases of our reagents and consumables. We have established ArgoStore, our proprietary web site for quick, easy and routine purchasing of our reagents and consumables. In addition, we have entered into an agreement with SciQuest.com to support the purchasing of our products.

     To facilitate the awareness of our products, we have arrangements with leading academic research institutions to provide them with our products. In return our products are validated by reputable institutions through published results in leading scientific journals and the researchers' creation of application notes. We also work with universities to assist them in creating and implementing teaching laboratories that promote the scientific advantages associated with the use of our products.

ACQUISITION OF CAMILE PRODUCTS, LLC

     On March 1, 2001, we completed the acquisition of Camile Products, LLC, or Camile, pursuant to an Agreement and Plan of Reorganization, dated January 31, 2001. Camile became a wholly owned subsidiary of Argonaut, which will operate as Argonaut Technologies Systems, Inc. and will continue to operate out of its current Indianapolis, Indiana location. The new subsidiary currently has 42 employees worldwide with the majority of them focused on software development and chemistry application support.

     Camile markets software solutions that allow pharmaceutical and chemical companies to automate and precisely control chemical reactions. Camile specializes in automating research and pilot-scale reactors with personal computer based software solutions. Through the use of Camile's easy to learn graphical interface for the software, chemists have more time to focus on scientific discoveries. Together, Argonaut and Camile have over 2,000 systems installed.

     We acquired Camile in a purchase accounting transaction for $4 million in cash and 666,667 shares of common stock. A portion of the cash and common stock will be held in escrow pursuant to the terms of the Agreement and Plan of Reorganization.

MANUFACTURING

     A series of qualified outside vendors manufacture most of our instruments and reagents to our specifications. Our vendors then deliver the finished product to us for final quality assurance testing.

  Instruments

     Our instrument manufacturing staff is comprised of senior level, highly skilled manufacturing engineers, documentation support, material procurement and assembly support resources, which are closely integrated within our product development group. We focus these resources on the rapid development of manufacturing processes and methods, which we transfer to our outside subcontractors. Our contractors are responsible for ordering all components from qualified vendors, inspecting, stocking, assembling and testing the modules prior to shipment to our facility. We typically qualify multiple manufacturing subcontractors, and we develop the relevant manufacturing processes internally, enabling us to maintain control of the manufacturing program.

  Reagents

     Our chemistry organization develops, validates, documents and initially manufactures our reagents at our facility. During reagent development, we qualify outside manufacturers, known as toll manufacturers, so that we can outsource production as demand and volume increase.

INTELLECTUAL PROPERTY

     As of December 31, 2000, we owned a patent portfolio of seven issued U.S. patents and one issued foreign patent as well as several pending U.S. patent applications. Corresponding foreign patent applications have been filed in a number of countries. Of these issued patents, five U.S. patents relate to the reactor and fluidics technology incorporated into our instruments. Several of our patent applications relate to this technology and others relate to our reagent technologies. We intend to continue to file patent applications covering any new inventions incorporated into our products and technologies as appropriate. In addition, we rely upon copyright protection as well as trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our success will depend in part upon our ability to obtain patent protection for our products and technologies, to preserve our copyrights and trade secrets, and to operate without infringing on the proprietary rights of third parties.

     Certain of our products incorporate technology subject to patent applications licensed to us by third parties. Collectively, the related license agreements require us to pay royalties, provide use of a prototype instrument and provide discount pricing. These agreements are subject to termination under certain circumstances, such as breach by us or if we fail to commercialize the products incorporating the licensed technology. In particular, we have a license agreement with Symyx Technologies, Inc. relating to technology incorporated in our Endeavor product. Through December, 2000, Symyx earned approximately $353,000 in royalties and was given an Endeavor instrument pursuant to the terms of the agreement. Either party can terminate this agreement at its discretion at any time after December 31, 2000, upon six months' notice. If our licenses to any such technology, or any similar licenses we may enter into in the future, are terminated, we may be unable to continue selling such products and our revenues would decline.

COMPETITION

     We anticipate that competition will come primarily from companies providing products based on traditional chemistry methods as well as companies that offer competing products based on alternative technologies. In order to compete effectively, we will need to demonstrate the advantages of our products over well-established traditional chemistry methods and alternative technologies and products. We will also need to demonstrate the potential economic value of our products relative to traditional chemistry methods and alternative technologies and products. Some of the companies that provide products that compete with ours include Mettler-Toledo AG and several smaller instrument and reagent companies.

GOVERNMENT REGULATION

     We are subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of our business, we are involved in the handling, storage and disposal of chemicals. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose "strict liability," rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time the checks were performed. We have not been required to make material expenditures in connection with our efforts to comply with environmental requirements. We do not believe that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

EMPLOYEES

     As of December 31, 2000, we had 110 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers as of December 31, 2000:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
David P. Binkley, Ph.D. .............  47     President, Chief Executive Officer and Director
Lissa A. Goldenstein.................  45     Sr. Vice President, Chief Business Officer
Doug W. Heigel.......................  40     Vice President, Manufacturing
Jan K. Hughes........................  40     Sr. Vice President, Chief Technical Officer
Laura S. Lehman, Ph.D. ..............  43     Vice President, Business Development
Terry D. Long........................  39     Vice President, Engineering
John T. Supan........................  50     Vice President, Finance and Chief Financial Officer

     David P. Binkley, Ph.D. Dr. Binkley has served as our President, Chief Executive Officer and one of our directors since December 1996. From July 1997 to May 2000 he served as our Chief Financial Officer. From June 1993 to November 1996, he served as a Vice President at Perkin-Elmer Corporation, where he was responsible for its worldwide organic analysis business including molecular spectroscopy and data analysis. Dr. Binkley joined Perkin-Elmer in 1979 and held a series of increasingly responsible technical and management positions before becoming Vice President. Dr. Binkley has a B.S. in Chemistry from Elizabethtown College and a Ph.D. in Chemistry from Virginia Tech.

     Lissa A. Goldenstein. Ms. Goldenstein has served as our Sr. Vice President, Chief Business Officer since August 2000. From January 1998 until August 2000, she served as our Vice President, Sales and Marketing. Additionally, Ms. Goldenstein serves as the President and Representative Director for Argonaut's wholly owned subsidiaries in Europe and Japan. From January 1994 to December 1997, Ms. Goldenstein was Senior Vice President, Worldwide Sales with Molecular Simulations, a provider of molecular modeling and simulation software for life and materials science research. While at Molecular Simulation Incorporated, Ms. Goldenstein was President of Teijin Molecular Simulations, a joint venture in Tokyo, which managed Molecular Simulation's business in Japan and the Asia Pacific markets. Ms. Goldenstein has a B.S. in Architectural Engineering from Pennsylvania State University and received her Professional Engineers license as a civil engineer in the State of California in 1981.

     Doug W. Heigel. Mr. Heigel has served as our Vice President, Manufacturing since October 1995. From February 1995 to October 1995, Mr. Heigel was responsible for manufacturing at BioMolecular Technologies, a start-up manufacturer of biotech instrumentation, where he served as their Instrument Manufacturing Manager. From July 1988 to February 1995, he held various managerial positions in manufacturing and engineering, including his final position as Operations/Manufacturing Manager, at MTI Analytical Instruments, a manufacturer of analytical instrumentation. Mr. Heigel has a B.S. in Mechanical Engineering from Oregon State University.

     Jan K. Hughes. Mr. Hughes is one of our founders and was promoted to Sr. Vice President and Chief Technical Officer in August 2000. Mr. Hughes has served as our Vice President, Product Development since November 1994. From June 1985 to November 1994, he served as Engineering Group Leader for New Synthesis Systems at Applied Biosystems, Inc., where he was responsible for the development of peptide and DNA synthesis instrumentation. Mr. Hughes has a B.S. in Mechanical Engineering from California Polytechnic State University, San Luis Obispo.

     Laura S. Lehman, Ph.D. Dr. Lehman has served as our Vice President of Business Development since August 1999. From June 1994 to July of 1999, she was at RiboGene, Inc., a pharmaceutical discovery and development company, where she held the positions of Vice President of Drug Discovery and Drug Development until January of 1996 and Vice President of Research until her departure. While at RiboGene, she was responsible for the strategic management of all preclinical and clinical projects and the coordination of the projects with their corporate partners. Dr. Lehman has a B.S. degree in Chemistry and a M.S. degree in Organic Chemistry from Bucknell University and a Ph.D. degree in Organic Chemistry from Duke University.

     Terry D. Long. Mr. Long has served as our Vice President, Engineering since April 1996. From December 1991 to March 1996, Mr. Long served as Executive Vice President for Protein Technologies, Inc., a division of Rainin Instruments, a manufacturer of pipesetting products and services. While at Protein Technologies, Inc., he was responsible for product development of peptide synthesis and preparative electrophoresis instrumentation. Mr. Long has a B.S. degree in Chemical Engineering from the University of Arizona.

     John T. Supan. Mr. Supan has served as our Vice President, Finance and Chief Financial Officer since May 2000. From September 1997 to May 2000, he served as an independent consultant and then as a Director with Azia Core, Ltd., a consulting and investment firm where he worked with clients in the high tech and bio-pharmaceutical industries. Mr. Supan was Vice President of Finance and Chief Financial Officer with Beacon Diagnostics from April 1992 through August 1997. Mr. Supan joined Ernst & Young, LLP, a public accounting firm, in September 1976 as a staff accountant, and was named a partner in October 1986. He left Ernst & Young, LLP to pursue industry experience. Mr. Supan received a B.S. in Business Administration from California State University, San Jose and is a Certified Public Accountant.

ITEM 2. PROPERTIES

FACILITIES

     We occupy approximately 24,000 combined square feet of leased and sub-leased office space and other facilities in San Carlos, California. These facilities serve as the base for our marketing and product support operations, research and development and manufacturing activities. We have leased substantially all of our space through the second quarter of 2001. We intend to use a portion of the proceeds of our initial public offering to relocate to new facilities in 2001. We are currently seeking several alternatives in California and are actively negotiating with several parties for facilities in 2001. In addition, we lease approximately 200 square meters of office space in Muttenz, Switzerland and 200 square meters of office space in Tokyo, Japan. These offices are the base operations for our sales and support groups in the respective regions.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-K, we are not a party to any litigation that we believe could reasonably be expected to harm our business or results of operations in any material respects.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq Stock Market's National Market under the symbol "AGNT" since the commencement of our initial public offering on July 19, 2000. Prior to this time, there was no public market for our stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market's National Market for the periods indicated. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of February 28, 2001 there were 156 holders of record of our common stock.

                                                               SALES PRICE
                                                             ----------------
                                                              HIGH      LOW
                                                             ------    ------
FISCAL YEAR 2000:
  Third Quarter (from July 19, 2000).......................  $27.69    $10.00
  Fourth Quarter...........................................  $22.00    $ 7.00

     On July 18, 2000, our Registration Statement on Form S-1 (File No. 333-35782) was declared effective by the Securities and Exchange Commission in connection with our initial public offering. In the offering, which commenced on July 19, 2000, we sold an aggregate of 5,290,000 shares of common stock (including an over-allotment option of 690,000 shares) at $15 per share. The offering generated aggregate gross proceeds of approximately $79.4 million. The aggregate net proceeds were approximately $72.5 million, after deducting underwriting discounts and commissions of approximately $5.6 million and expenses of the offering of approximately $1.3 million. As of December 31, 2000, we had used approximately $4.4 million of the proceeds to repay an outstanding debt. The remaining funds have been invested in short-term interest bearing securities and will be utilized to fund our operations and continued growth.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data has been derived from our audited financial statements and the following table should be read in conjunction with the consolidated financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

     The pro forma net loss per share and shares used in computing pro forma net loss per share are calculated as if all of our convertible preferred stock was converted into shares of our common stock on the date of issuance. All outstanding shares of preferred stock were converted to 0.88 shares of common stock upon completion of our initial public offering.

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net sales........................................  $17,449   $10,558   $12,076   $ 5,826   $ 2,305
Costs and expenses:
  Cost of sales..................................    7,994     4,689     5,608     3,155     1,183
  Research and development.......................    5,057     4,180     4,922     4,292     4,056
  Selling, general and administrative............   13,819     9,125     7,108     4,795     2,127
                                                   -------   -------   -------   -------   -------
          Total costs and expenses...............   26,870    17,994    17,638    12,242     7,366
                                                   -------   -------   -------   -------   -------
Loss from operations.............................   (9,421)   (7,436)   (5,562)   (6,416)   (5,061)
Interest and other income (expenses), net........    1,900      (167)      (94)      216       219
                                                   -------   -------   -------   -------   -------
Net loss.........................................  $(7,521)  $(7,603)  $(5,656)  $(6,200)  $(4,842)
                                                   =======   =======   =======   =======   =======
Net loss per share, basic & diluted..............  $ (0.79)  $ (3.55)  $ (3.31)  $ (4.52)  $ (4.20)
                                                   =======   =======   =======   =======   =======
Weighted-average shares used in computing net
  loss per share, basic and diluted..............    9,538     2,142     1,710     1,372     1,154
Pro forma net loss per share, basic and
  diluted........................................  $ (0.50)  $ (0.68)
                                                   =======   =======
Weighted-average shares used in computing pro
  forma net loss per share, basic and diluted....   15,009    11,263

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $ 73,372   $ 11,073   $  2,261   $  7,664   $ 6,680
Working capital..............................    76,131      9,061      3,115      6,559     5,910
Total assets.................................    83,032     19,080      9,363     11,948     9,831
Long-term obligations, less current
  portion....................................       180      1,859      4,147      1,844       608
Accumulated deficit..........................   (34,439)   (26,918)   (19,315)   (13,659)   (7,459)
Total stockholders' equity...................    77,720      9,048        865      6,364     6,657

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since our inception, we have incurred significant losses and, as of December 31, 2000, we had an accumulated deficit of $34.4 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

     We derive revenues primarily from the sale of our instrument products. We commenced commercial shipment of our first generation instrument, the Nautilus, in 1996, the Quest product line in 1997, the Trident product line in 1998 and the Surveyor and the Endeavor in 2000. Revenue from sales of our instrument products is recognized when delivery and installation of the product is complete. We also derive revenues from the sale of reagents and other instrument related consumables. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and the expansion of our sales and marketing organization. We expect our research and development expenses to increase in the future as we continue to develop our products. Our selling and marketing expenses are expected to increase as we continue to expand the geographic coverage of our direct sales and support organization. Our general and administrative expenses are expected to increase as we expand our facilities and assume the obligations of a public reporting company.

STOCK COMPENSATION

     We recorded deferred stock compensation of approximately $2.8 million in the year ended December 31, 2000 and approximately $3.8 million in the year ended December 31, 1999 in connection with the grant of stock options to employees. Deferred stock compensation is the difference between the exercise price of the options and the fair value of the common stock at the date of grant. The fair value was determined based on the business factors underlying the value of our common stock on the date of grant viewed in light of our initial public offering and the anticipated initial public offering price per share. The deferred stock compensation was recorded as a component of stockholders' equity and is being amortized over the vesting periods of the options, generally four years, using the graded vesting method. We have recorded amortization of deferred stock compensation of approximately $2.9 million in the year ended December 31, 2000 and approximately $653,000 in the year ended December 31, 1999. As of December 31, 2000, we had a total of $3.1 million to be amortized over the remaining vesting period of the options.

     We also recorded stock compensation of $617,000 in the year ended December 31, 2000 and $12,000 in the year ended December 31, 1999 in connection with options granted to consultants. These options are periodically remeasured as they vest, in accordance with Emerging Issues Task Force No. 96-18.

     In 2000, we granted performance-based options to certain of our employees and recorded a stock compensation expense of $86,000 on the date the performance criteria were met and the options were vested. We will record additional stock compensation expense on the remaining unvested options when and if they vest.

     We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market evaluation and acceptance of our current and new products, which may result in a lengthy sales cycle, the introduction of new products by our competitors, the timing and extent of our research and development efforts, and the timing of significant orders. Our limited history makes accurate predictions of future operations difficult.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

  Net Sales

     Net sales in 2000 were $17.4 million compared to $10.6 million in 1999. The increase was substantially attributable to the introduction of three new instrument products in 2000 along with higher sales in other instruments and chemistry products.

  Cost of Sales

     Cost of sales increased to $8.0 million in 2000 from $4.7 million in 1999. This increase was primarily due to higher sales volume. Gross margins as a percentage of net sales in 2000 declined slightly compared to 1999. This is attributable to the recently launched Surveyor and Endeavor products with additional costs typically associated with early production units offset by improved margins in the chemistry products.

  Research and Development Expenses

     Research and development expenses increased to $5.1 million in 2000 from $4.2 million in 1999. These expenses include salaries and related costs of research and development personnel as well as the costs of parts and supplies associated with research and development projects. Personnel levels and related expenses remained relatively constant during both periods. The increase is primarily attributable to stock-based compensation charges.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $13.8 million in 2000 from $9.1 million in 1999. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel and the costs of facilities. The increase was attributable to further expansion of our direct sales force in the United States and Europe and the recruitment and placement of a general manager for our European subsidiary during 2000. The increase also includes $2.3 million of stock-based compensation charges incurred in 2000 versus $457,000 in 1999.

  Interest and Other Income (Expense), net

     Net interest and other income was $1.9 million compared to net interest and other expense of $167,000 in 1999. The change was primarily due to interest income generated from the investments of proceeds of our initial public offering in July 2000 and a reduction of interest expense from the repayment of our outstanding debt balances during the year using proceeds from our initial public offering.

  Income Taxes

     As of December 31, 2000, we had federal net operating loss and research credit carryforwards of approximately $26.0 million and $700,000, respectively, which expire on various dates between 2010 and 2020.

     Utilization of our net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

YEARS ENDED DECEMBER 31, 1999 AND 1998

  Net Sales

     Net sales in 1999 were $10.6 million versus $12.1 million in 1998. The decrease in our net sales is primarily the result of lower Quest sales, the discontinuation of our first product, the Nautilus, in the first quarter of 1999, and a change in our product sales strategy to include installation in the selling price of certain instrument products. This new sales strategy resulted in a delay in revenue recognition. The overall decrease in our net sales was partially offset by higher sales for the Trident product line.

  Cost of Sales

     Cost of sales decreased to $4.7 million in 1999 from $5.6 million in 1998. This decrease was primarily due to lower sales volume. Gross margin percentages improved in 1999 compared to 1998 due to increases in the instrument group of products.

  Research and Development Expenses

     Research and development expenses decreased to $4.2 million in 1999 from $4.9 million in 1998. These expenses include salaries and related costs of research and development personnel as well as the costs of parts and supplies associated with research and development projects. Personnel levels and related expenses remained relatively constant during both periods. The $700,000 decrease in research and development expenses is primarily attributable to the timing of the cost of parts and components associated with specific research and development projects. During 1998, the major focus of the research and development group was on the Trident product line. During 1999, the research and development group focused on several projects which were at earlier stages of development. This resulted in a decrease in parts and supplies associated with the research.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $9.1 million in 1999 from $7.1 million in 1998. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel and the costs of facilities. The increase was attributable to further expansion of our direct sales force in the United States and Europe and the recruitment and placement of a general manager for our Japanese subsidiary during 1999.

  Interest and Other Income (Expenses), Net

     Net interest expense increased to $167,000 in 1999 from $94,000 in 1998. The increase was primarily attributable to the interest expense for the additional debt incurred on our equipment and accounts receivable financing loans.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations principally though sales of equity securities. On July 19, 2000 we commenced our initial public offering raising net proceeds of $72.5 million. We used $4.7 million of these proceeds to repay substantially all of our outstanding debt. The remaining funds have been invested in short-term interest bearing securities and will be utilized to fund operations and continued growth. At December 31, 2000, the company had total cash, cash equivalents and short-term investments of $73.4 million.

     Net cash used in operating activities was $5.0 million in 2000, $5.4 million in 1999 and $7.3 million in 1998. Cash used in operating activities was attributable primarily to net losses, after adjustments for non-cash items, and working capital requirements.

     Net cash provided by (used in) investing activities was ($28.9 million) in 2000, ($6.8 million) in 1999 and $567,000 in 1998. Our investing activities consisted principally of capital expenditures and purchases and sales of our short-term investments.

     Net cash provided by financing activities was $68.1 million in 2000, $14.9 million in 1999 and $2.3 million in 1998. Our financing activities consisted principally of draw downs on our loan facilities in 1998, proceeds from the sale of our convertible preferred stock in 1999 and proceeds from the sale of our common stock in an initial public offering in 2000. We used part of the proceeds from our initial public offering to repay existing loans in 2000.

     We expect to have negative cash flow from operations through at least through 2001. We expect to incur increasing development expenses, as well as expenses for additional personnel for production and commercialization efforts, and we may never generate positive cash flows. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances, together with the net proceeds of our initial public offering and revenue to be derived from product sales and research and development collaborations will be sufficient to fund our operations at least through the next 24 months. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

     The acquisition of Camile Products (renamed Argonaut Technologies Systems, Inc.) was completed March 1, 2001 at a cost of $4 million in cash and 666,667 shares of common stock. Camile is expected to contribute to our overall 2001 goal to attain profitability in the fourth quarter prior to recognition of amortization charges in connection with the current acquisition. We expect to account for this transaction using the purchase accounting method. As a result of applying the purchase accounting method to this transaction, we expect to record a one-time in-process research and development charge and goodwill. We are currently evaluating the valuation of this transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     Our exposure to interest rate risk is related principally to our investment portfolio. Fixed rate investments may have their fair market value adversely impacted from changes in interest rates and floating rate investments may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash in debt instruments of the U.S. government and its agencies, and in debt instruments of high quality corporate issuers. As of December 31, 2000, the principal notional amount with an expected maturity in 2001 was $71.6 million and the weighted-average interest rate was 6.4%. The average contractual maturity of all of our investments at December 31, 2000 was approximately 52 days. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments.

FOREIGN CURRENCY RISK

     As we have operations and sales outside of the United States, our financial results can be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. To date, our foreign operations and sales have not been significant to our results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

  Derivative Instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value though net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of asset, liabilities, or firm commitments thought earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS 133, as amended, is effective for the first fiscal quarter in fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001 and does not expect this pronouncement to materially impact the results of its operations, as it does not currently hold derivatives or engage in hedging activities.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY AND MAY BE REQUIRED TO RAISE ADDITIONAL FUNDS IF LOSSES CONTINUE.

     We have incurred operating losses and negative cash flow from operations since our inception. As of December 31, 2000, we had an accumulated deficit of $34.4 million. We recorded net losses of $7.5 million in 2000, $7.6 million in 1999 and $5.7 million for 1998. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and development and expansion of our sales and marketing capabilities. We may never become profitable.

     We anticipate that our existing cash and cash equivalents will be sufficient to fund our currently planned operations through at least the next 24 months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we could require additional funding sooner than anticipated. To the extent our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue the development and commercialization of our products. Funds may not be available on favorable terms, if at all. To the extent that we raise additional capital through the sale of equity, the issuance of those securities will result in dilution to our stockholders.

IF OUR PRODUCTS DO NOT BECOME WIDELY USED IN THE LIFE SCIENCES INDUSTRY, IT IS UNLIKELY THAT WE WILL EVER BECOME PROFITABLE.

     Pharmaceutical, biotechnology and life sciences companies have historically performed chemistry development using traditional laboratory methods. To date, our products have not been widely adopted by the life sciences industry. The commercial success of our products will depend upon the adoption of these products as a method to develop chemical compounds for the life sciences and other industries. In order to be successful, our products must meet the performance and pricing requirements for chemistry development within the life sciences and other industries. Market acceptance will depend on many factors, including our ability to:

     - convince prospective customers that our products are a cost-effective alternative to traditional methods and other technologies that may be introduced for chemistry development;

     - convince prospective customers that our products provide the same or enhanced quality and accuracy as compared with traditional methods and other new technologies which may be developed;

     - manufacture products in sufficient quantities with acceptable quality and at an acceptable cost; and

     - install and service sufficient quantities of our products.

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

BECAUSE WE RECEIVE REVENUES PRINCIPALLY FROM LIFE SCIENCES AND CHEMICAL COMPANIES, THE CAPITAL SPENDING POLICIES OF THESE ENTITIES HAVE A SIGNIFICANT EFFECT ON THE DEMAND FOR OUR PRODUCTS.

     We market our products to pharmaceutical, biotechnology, life sciences and other chemical research companies, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research equipment and the policies regarding capital expenditures. In particular, the volatility of the public stock market for biotechnology and related companies has at certain times significantly impacted their ability to raise capital, which has directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. Any decrease or delay in capital spending by life sciences companies could cause our revenues to decline and harm our profitability.

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

IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have recently acquired a complementary business and may choose to acquire others in the future. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired entities, products or technologies effectively, our business may suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could negatively impact our operating results.

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

     International operations involve a number of risks and burdens not typically present in domestic operations, including:

     - preferences of certain customers to purchase goods manufactured in their own country or geographic market;

     - difficulties in staffing and managing foreign operations;

     - reliance on distributors in countries where we do not have a physical presence;

     - licenses, tariffs and other trade barriers;

     - changes in regulatory requirements;

     - potentially adverse tax consequences; and

     - political and economic instability.

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

IF WE HAVE DIFFICULTY MANAGING OUR GROWTH, OUR ABILITY TO INCREASE OUR REVENUES AND BECOME PROFITABLE WOULD BE DAMAGED.

     Our growth has placed significant demands on our management and other resources. Our future success will depend on our ability to manage our growth, including:

     - continuing to train, motivate, manage and retain our existing employees and to attract and assimilate new employees;

     - manufacturing on a timely basis increasing quantities of current products and new products under development while maintaining product quality;

     - expanding and improving our domestic and international sales and marketing capabilities; and

     - developing and improving our operational, financial, accounting and other internal systems and controls consistent with our pace of growth.

     - integrating and successfully managing operations at Camile and any other businesses that we may acquire in the future.

     If we are unable to manage our growth successfully, our operations will suffer.

IF WE ARE UNABLE TO RETAIN THE PRINCIPAL MEMBERS OF OUR MANAGEMENT TEAM AND OTHER KEY EMPLOYEES OR TO RECRUIT SALES, SUPPORT AND OTHER ADDITIONAL PERSONNEL, OUR OPERATING RESULTS COULD SUFFER.

     We are highly dependent on the principal members of our management team and scientific staff. In particular, but without limitation, we are highly dependent on David Binkley, our President and Chief Executive Officer, Lissa Goldenstein, our Senior Vice President and Chief Business Officer, Jan Hughes, our Senior Vice President and Chief Technical Officer, John Supan, our Vice President, Finance and Chief Financial Officer, and Lori Lehman our Vice President, Business Development. Our loss of the services of any of these persons or our other key personnel could delay or reduce our product development and commercialization efforts. None of the principal members of our management team and scientific staff have entered into employment agreements with us nor do we have any key person life insurance on such individuals. We believe that we will need to recruit additional sales and customer support personnel with the requisite backgrounds and expertise. Hiring such personnel is very competitive in our industry. In addition, we will require additional personnel in the areas of chemistry research, product development, manufacturing and finance and administration. In particular, it is difficult to attract and retain qualified individuals with the requisite experience in chemistry. We may not be able to attract and retain the requisite personnel, which could seriously harm our ability to manage our business.

BECAUSE WE OUTSOURCE OUR PRODUCT ASSEMBLY, OUR ABILITY TO PRODUCE AND SUPPLY OUR PRODUCTS COULD BE IMPAIRED.

     We outsource most of the assembly of our products to vendors. Our reliance on our outside vendors exposes us to risks including:

     - the possibility that one or more of our vendors could terminate their services at any time without notice;

     - reduced control over pricing, quality and timely delivery, due to the difficulties in switching to alternative vendors; and

     - the potential delays and expenses of seeking alternative sources of manufacturing services.

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

     We compete with companies in the United States and abroad that are engaged in the development and production of similar products. We face competition primarily from the following three sectors:

     - companies marketing conventional products based on traditional chemistry methodologies;

     - pharmaceutical companies developing their own instruments; and

     - companies marketing products based upon parallel synthesis and other innovative technologies, such as Mettler-Toledo AG and several smaller instrument and reagent companies.

     Many of our competitors have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. We face, and will continue to face, intense competition from organizations serving the life sciences industry that are developing or marketing competing products and technologies. These organizations may develop products or technologies that are superior to our products or technologies in terms of performance, cost or both. These organizations may offer price discounts or other concessions as a competitive tactic that we may not be in a position to match.

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

OUR FACILITIES ARE LOCATED IN CALIFORNIA AND VULNERABLE TO POWER OUTAGES WHICH COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     Our primary facility, including our manufacturing site, is located in the state of California, which presently is experiencing a severe shortage of electrical power. Because of California's current energy crisis, we may experience increased electricity prices, power shortages and rolling blackouts. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facility. Any such interruption in our ability to continue operations could delay our ability to develop or provide our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations. We cannot be sure that the insurance we maintain against general business interruptions will be adequate to cover our losses in this particular case, if at all.

        RISKS RELATED TO OUR RECENTLY COMPLETED INITIAL PUBLIC OFFERING

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE, AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

     The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     - actual or anticipated variations in quarterly operating results;

     - failure to achieve, or changes in, financial estimates by securities analysts;

     - announcements of new products or services or technological innovations by us or our competitors;

     - conditions or trends in the pharmaceutical, biotechnology and life sciences industries;

     - announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     - additions or departures of key personnel;

     - sales of our common stock; and

     - developments regarding our patents or other intellectual property or that of our competitors.

     In addition, the stock market in general, and the Nasdaq Stock Market's National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

THERE MAY NOT BE AN ACTIVE, LIQUID TRADING MARKET FOR OUR COMMON STOCK.

     There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

OUR PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS OWN APPROXIMATELY 52% OF OUR COMMON STOCK, WHICH MAY PREVENT NEW INVESTORS FROM INFLUENCING CORPORATE DECISIONS.

     Our stockholders who currently own over 5% of our common stock, our directors and executive officers beneficially own approximately 52% of our outstanding common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

THE LARGE NUMBER OF SHARES OF OUR COMMON STOCK WHICH RECENTLY BECAME ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our recently completed initial public offering will be freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding will be "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act.

     We registered on September 22, 2000, 4,059,147 shares of common stock that are reserved for issuance upon exercise of options granted under our stock option and employee stock purchase plans. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   29
Consolidated Balance Sheets.................................   30
Consolidated Statements of Operations.......................   31
Consolidated Statement of Shareholders' Equity..............   32
Consolidated Statements of Cash Flows.......................   33
Notes to Consolidated Financial Statements..................   34

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Argonaut Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Argonaut Technologies, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Technologies, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 2, 2001

                          ARGONAUT TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
Current assets:
  Cash and cash equivalents.................................    $ 39,147       $  4,946
  Short-term investments....................................      34,225          6,127
  Accounts receivable, less allowance for doubtful accounts
     of $50 in 2000 and 1999................................       4,088          3,462
  Inventories...............................................       2,782          2,110
  Note receivable from officer, current.....................         200             --
  Prepaid expenses and other current assets.................         821            589
                                                                --------       --------
          Total current assets..............................      81,263         17,234
Property and equipment, net.................................       1,743          1,620
Note receivable from officer, current.......................          --            200
Other assets................................................          26             26
                                                                --------       --------
                                                                $ 83,032       $ 19,080
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,004       $    865
  Accrued compensation......................................       1,097            756
  Other accrued liabilities.................................       1,209            657
  Deferred revenue..........................................       1,534          2,608
  Current portion of capital lease obligations..............         288            303
  Current portion of long-term debt.........................          --          2,984
                                                                --------       --------
          Total current liabilities.........................       5,132          8,173
Noncurrent portion of capital lease obligations.............         180            468
Noncurrent portion of long-term debt........................          --          1,391
Commitments
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 10,000,000
  and 26,200,000 shares authorized at December 31, 2000 and
  1999, respectively, issuable in series; no shares issued
  and outstanding at December 31, 2000 and 11,339,268 shares
  issued and outstanding at December 31, 1999...............          --              1
Common stock, $0.0001 par value; 120,000,000 and 32,200,000
  shares authorized at December 31, 2000 and 1999,
  respectively; 18,270,019 and 2,342,573 shares issued and
  outstanding at December 31, 2000 and 1999, respectively...           2             --
Additional paid-in capital..................................     115,283         39,069
Deferred stock compensation.................................      (3,055)        (3,106)
Accumulated deficit.........................................     (34,439)       (26,918)
Other comprehensive (loss) income...........................         (71)             2
                                                                --------       --------
          Total stockholders' equity........................      77,720          9,048
                                                                --------       --------
                                                                $ 83,032       $ 19,080
                                                                ========       ========

                            See accompanying notes.

                          ARGONAUT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $17,449       $10,558       $12,076
Costs and expenses:
  Cost of sales.............................................     7,994         4,689         5,608
  Research and development (note 1).........................     5,057         4,180         4,922
  Selling, general and administrative (note 1)..............    13,819         9,125         7,108
                                                               -------       -------       -------
          Total costs and expenses..........................    26,870        17,994        17,638
                                                               -------       -------       -------
Loss from operations........................................    (9,421)       (7,436)       (5,562)
Other income (expenses):
  Interest and other income.................................     2,403           531           451
  Interest and other expense................................      (503)         (698)         (545)
                                                               -------       -------       -------
Net loss....................................................   $(7,521)      $(7,603)      $(5,656)
                                                               =======       =======       =======
Net loss per share, basic and diluted.......................   $ (0.79)      $ (3.55)      $ (3.31)
                                                               =======       =======       =======
Weighted-average shares used in computing net loss per
  share, basic and diluted..................................     9,538         2,142         1,710
                                                               =======       =======       =======

Note 1: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:

                                                               2000       1999       1998
                                                              -------    -------    -------
Research and development....................................  $ 1,191    $   208    $    --
Selling, general and administration.........................    2,296        457         --
                                                              -------    -------    -------
                                                              $ 3,487    $   665    $    --
                                                              =======    =======    =======

                            See accompanying notes.

                          ARGONAUT TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      PREFERRED STOCK         COMMON STOCK       ADDITIONAL     DEFERRED
                                    --------------------   -------------------    PAID-IN        STOCK       ACCUMULATED
                                      SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION     DEFICIT
                                    -----------   ------   ----------   ------   ----------   ------------   -----------
BALANCES AT DECEMBER 31, 1997.....    8,730,573    $ 1      1,763,080     $--     $ 20,022      $    --       $(13,659)
 Net and comprehensive loss.......           --     --             --     --            --           --         (5,656)
 Issuance of common stock upon
   exercise of stock options, net
   repurchase.....................           --     --        260,853     --           114           --             --
 Issuance of warrants for loan
   arrangement....................           --     --             --     --            41           --             --
 Compensation expense related to
   common stock and options to
   consultants....................           --     --             --     --             2           --             --
                                    -----------    ---     ----------     --      --------      -------       --------
BALANCES AT DECEMBER 31, 1998.....    8,730,573      1      2,023,933     --        20,179           --        (19,315)
 Net loss.........................           --     --             --     --            --           --         (7,603)
 Other comprehensive income:
   Foreign currency translation
    adjustments...................           --     --             --     --            --           --             --
      Total comprehensive loss....
 Issuance of common stock upon
   exercise of stock options, net
   of repurchase..................           --     --        287,840     --           101           --             --
 Issuance of common stock to
   director in exchange for
   promissory note................           --     --         13,200     --            15           --             --
 Issuance of common stock as
   charitable donation............           --     --         17,600     --            20           --             --
 Issuance of Series D convertible
   preferred stock................    2,608,695     --             --     --        14,961           --             --
 Issuance of warrant for loan
   arrangement....................           --     --             --     --            22           --             --
 Compensation expense related to
   issuance of options to
   consultants....................           --     --             --     --            12           --             --
 Deferred stock compensation......           --     --             --     --         3,759       (3,759)            --
 Amortization of deferred stock
   compensation...................           --     --             --     --            --          653             --
                                    -----------    ---     ----------     --      --------      -------       --------
BALANCES AT DECEMBER 31, 1999.....   11,339,268      1      2,342,573     --        39,069       (3,106)       (26,918)
 Net loss.........................           --     --             --     --            --           --         (7,521)
 Other comprehensive income:
   Foreign currency translation
    adjustments...................           --     --             --     --            --           --             --
   Total comprehensive loss.......
 Issuance of common stock upon
   exercise of stock options, net
   of repurchase..................           --     --        658,898     --           320           --             --
 Issuance of common stock upon the
   completion of initial public
   offering, net of issuance costs
   of $6,891......................           --     --      5,290,000      1        72,458           --             --
 Conversion of preferred stock
   upon close of initial public
   offering at an exchange rate of
   0.88 for 1.....................  (11,339,268)    (1)     9,978,548      1            --           --             --
 Compensation expense related to
   issuance of options to
   consultants....................           --     --             --     --           617           --             --
 Deferred stock compensation......           --     --             --     --         2,819       (2,819)            --
 Amortization of deferred stock
   compensation...................           --     --             --     --            --        2,870             --
                                    -----------    ---     ----------     --      --------      -------       --------
BALANCES AT DECEMBER 31, 2000.....           --    $--     18,270,019     $2      $115,283      $(3,055)      $(34,439)
                                    ===========    ===     ==========     ==      ========      =======       ========

                                        OTHER           TOTAL
                                    COMPREHENSIVE   STOCKHOLDERS'
                                    INCOME (LOSS)      EQUITY
                                    -------------   -------------
BALANCES AT DECEMBER 31, 1997.....      $ --           $ 6,364
 Net and comprehensive loss.......        --            (5,656)
 Issuance of common stock upon
   exercise of stock options, net
   repurchase.....................        --               114
 Issuance of warrants for loan
   arrangement....................        --                41
 Compensation expense related to
   common stock and options to
   consultants....................        --                 2
                                        ----           -------
BALANCES AT DECEMBER 31, 1998.....        --               865
 Net loss.........................        --            (7,603)
 Other comprehensive income:
   Foreign currency translation
    adjustments...................         2                 2
                                                       -------
      Total comprehensive loss....                      (7,601)
 Issuance of common stock upon
   exercise of stock options, net
   of repurchase..................        --               101
 Issuance of common stock to
   director in exchange for
   promissory note................        --                15
 Issuance of common stock as
   charitable donation............        --                20
 Issuance of Series D convertible
   preferred stock................        --            14,961
 Issuance of warrant for loan
   arrangement....................        --                22
 Compensation expense related to
   issuance of options to
   consultants....................        --                12
 Deferred stock compensation......        --                --
 Amortization of deferred stock
   compensation...................        --               653
                                        ----           -------
BALANCES AT DECEMBER 31, 1999.....         2             9,048
 Net loss.........................        --            (7,521)
 Other comprehensive income:
   Foreign currency translation
    adjustments...................       (73)              (73)
                                                       -------
   Total comprehensive loss.......                      (7,594)
 Issuance of common stock upon
   exercise of stock options, net
   of repurchase..................        --               320
 Issuance of common stock upon the
   completion of initial public
   offering, net of issuance costs
   of $6,891......................        --            72,459
 Conversion of preferred stock
   upon close of initial public
   offering at an exchange rate of
   0.88 for 1.....................        --                --
 Compensation expense related to
   issuance of options to
   consultants....................        --               617
 Deferred stock compensation......        --                --
 Amortization of deferred stock
   compensation...................        --             2,870
                                        ----           -------
BALANCES AT DECEMBER 31, 2000.....      $(71)          $77,720
                                        ====           =======

                            See accompanying notes.

                          ARGONAUT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $ (7,521)   $(7,603)   $(5,656)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       723        714        676
  Stock compensation........................................     3,487        665         --
  Issuance of equity for noncash benefits...................        --         42          5
  Change in cumulative translation adjustment...............       (73)         2         --
  Changes in assets and liabilities:
    Accounts receivable.....................................      (626)      (861)    (1,420)
    Inventories.............................................      (672)        81     (1,019)
    Prepaid expenses and other current assets...............      (232)      (176)      (132)
    Other assets............................................        --         20        (15)
    Accounts payable........................................       139        250         51
    Accrued compensation....................................       341         53        221
    Other accrued liabilities...............................       552       (171)       440
    Deferred revenue........................................    (1,074)     1,584       (423)
                                                              --------    -------    -------
        Net cash used in operating activities...............    (4,956)    (5,400)    (7,272)
                                                              --------    -------    -------
INVESTING ACTIVITIES
Capital expenditures, net...................................      (846)      (690)      (430)
Purchase of short-term investments..........................   (34,309)    (6,127)        --
Maturities and sale of short-term investments...............     6,211         --        997
                                                              --------    -------    -------
        Net cash provided by (used in) investing
        activities..........................................   (28,944)    (6,817)       567
                                                              --------    -------    -------
FINANCING ACTIVITIES
Proceeds from long-term debt................................        --      1,000      3,000
Repayment of long-term debt.................................    (4,375)      (668)      (457)
Principal payments on capital lease obligations.............      (303)      (492)      (359)
Net proceeds from issuances of common stock.................    72,779        101        114
Net proceeds from issuances of convertible preferred
  stock.....................................................        --     14,961         --
                                                              --------    -------    -------
        Net cash provided by financing activities...........    68,101     14,902      2,298
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........    34,201      2,685     (4,407)
Cash and cash equivalents at beginning of year..............     4,946      2,261      6,668
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $ 39,147    $ 4,946    $ 2,261
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $    380    $   577    $   325
                                                              ========    =======    =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Equipment acquired under capital lease......................  $     --    $    --    $   481
                                                              ========    =======    =======
Options and warrants for services...........................  $     --    $    22    $    43
                                                              ========    =======    =======
Common stock for promissory note............................  $     --    $    15    $    --
                                                              ========    =======    =======
Deferred stock compensation.................................  $  2,819    $ 3,759    $    --
                                                              ========    =======    =======

                            See accompanying notes.

                          ARGONAUT TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Argonaut Technologies, Inc. (the "Company") was incorporated in the state of Delaware on November 10, 1994. The Company is a pioneer in the development, manufacturing and marketing of innovative products that enable chemists to use high-speed parallel synthesis for the development of new drugs. Parallel synthesis is a process by which multiple compounds are created simultaneously. The Company's products include a variety of parallel chemical synthesizers and reagents and enable chemists to increase their productivity, accelerate the drug development process and reduce costs. The Company's products are used for chemistry development in the pharmaceutical, biotechnology, life sciences, and chemical research fields worldwide. Its principal markets are in the United States, Western Europe, and the Far East.

     The Company has two wholly owned subsidiaries, Argonaut Technologies KK in Japan and Argonaut Technologies AG in Switzerland.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries, Argonaut Technologies KK and Argonaut Technologies AG. All significant intercompany accounts and transactions have been eliminated on consolidation.

FOREIGN CURRENCY TRANSLATION

     The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from translation of financial statements denominated in foreign currencies, if material, are included in stockholders' equity.

FOREIGN CURRENCY TRANSACTIONS

     The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are retranslated at the exchange rates in effect at the balance sheet date. All translation differences arising from foreign currency transactions are recorded through profit and loss.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     The Company invests its excess cash in deposits, money market accounts, and high quality marketable debt securities. The Company considers all highly liquid investments with a maximum original maturity of 90 days or less at the time of purchase to be cash equivalents.

     The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

                          ARGONAUT TECHNOLOGIES, INC.

     Under SFAS 115, all affected debt and equity securities must be stated at fair value and classified as held-to-maturity, trading, or available-for-sale. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     All investments in debt securities have been designated as available-for-sale. Short-term investments are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, if material. Realized gains and losses and declines in value judged to be other- than-temporary, if any, on short-term investments are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

REVENUE RECOGNITION

     The Company recognizes revenue upon transfer of title, after collectibility is assured and fees are fixed and determinable. For products with no future obligation, revenue is recognized upon shipment when the recognition criteria has been met. For those products where the Company has obligations to provide installation services, revenue is recognized upon installation when the recognition criteria has been met. Sales which require customer acceptance or have rights of return are not recognized as revenue until the requirements have been met or rights of return have expired.

     The Company has entered into agreements with certain customers whereby the customers provide funds for the development of new products or product enhancements. The amounts paid by the customers are applied toward the purchase of products from the Company. These amounts have been recorded as deferred revenue in the accompanying balance sheet and will be recognized upon shipment of a product and when all performance obligations have been met.

PRODUCT WARRANTY

     The Company generally warrants its equipment for a period of one year and provides a reserve for estimated warranty costs concurrent with the recognition of revenue. The Company also sells warranty extensions and the related revenue is recognized ratably over the term of the extension. Warranty costs incurred during the extension period are expensed on an as-incurred basis.

SOFTWARE DEVELOPMENT COSTS

     Software development costs included in the research and development of new products and enhancements to existing products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, software development costs subsequent to reaching feasibility have not been significant and accordingly, no costs have been capitalized.

ADVERTISING COSTS

     Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expense for 2000, 1999, and 1998 was $373,000, 274,000, and $243,000, respectively.

INVENTORIES

     Inventories are stated at the lower of cost (on a first-in, first-out cost method) or market value. Reserves are established for excess, slow-moving or obsolete inventory on a specific identification basis and include considerations such as changes in customer demand, technology developments or other economic factors.

                          ARGONAUT TECHNOLOGIES, INC.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than it carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2000, there have been no such losses.

CONCENTRATIONS OF RISK

     The Company outsources part of its manufacturing process to third party contractors. There are no other third party contractors who could readily assume this manufacturing function on short notice. Any delay in production could result in failure to meet customer demand.

     Cash equivalents and short-term investments are financial instruments, which potentially subject the Company to concentration of risk to the extent recorded on the balance sheet. Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its employee stock options in accordance with the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Pro forma disclosures required by SFAS 123 are included in Note 8.

     Equity instruments granted to consultants are accounted for using the Black-Scholes method prescribed by SFAS 123 and, in accordance with Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services," the equity instruments are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

COMPREHENSIVE LOSS

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires unrealized gains or losses on the Company's short-term investments and foreign currency translation adjustments to be included as part of total comprehensive loss. Total comprehensive loss has been disclosed in the consolidated statement of stockholders' equity.

                          ARGONAUT TECHNOLOGIES, INC.

NET LOSS PER SHARE

     Net loss per share has been computed according to the Financial Accounting Standards No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities (calculated using the treasury stock method).

     Pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of preferred stock (using the as-if-converted method) from the original date of issuance.

     A reconciliation of shares used in the calculations is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    -------    -----
Basic and diluted:
  Weighted-average shares of common stock outstanding...    9,538      2,142    1,834
  Less: weighted-average shares subject to repurchase...       --         --     (124)
                                                          -------    -------    -----
  Weighted-average shares used in net loss per share,
     basic and diluted..................................    9,538      2,142    1,710
                                                                                =====
  Adjustment to reflect weighted-average effect of
     assumed conversions of preferred stock
     (unaudited)........................................    5,471      9,121
                                                          -------    -------
  Weighted-average shares used in pro forma net loss per
     share, basic and diluted (unaudited)...............   15,009     11,263
                                                          -------    -------
  Pro forma net loss per share, basic and diluted
     (unaudited)........................................  $ (0.50)   $ (0.68)
                                                          =======    =======

     During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands):

                                                                   DECEMBER 31,
                                                             ------------------------
                                                             2000      1999     1998
                                                             -----    ------    -----
Convertible preferred stock................................     --    11,339    8,731
Outstanding options........................................  1,616     1,776    1,426
Warrants...................................................    125       136      116

RECENT ACCOUNTING PRONOUNCEMENTS

  Derivative Instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value though net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of asset, liabilities, or firm commitments thought earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS 133, as amended, is effective for the first fiscal quarter in fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 on January 1, 2001 and does not expect this pronouncement to materially impact the results of its operations, as it does not currently hold or engage in hedging activities.

                          ARGONAUT TECHNOLOGIES, INC.

 2. MARKETABLE SECURITIES

     Marketable securities consist of the following (in thousands):

                                                             AMORTIZED COST
                                                             AND FAIR VALUE
                                                             AT DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Money market funds........................................  $     5    $    5
U.S. government obligations...............................   71,391        --
Corporate commercial paper................................       --     3,692
Corporate notes...........................................       --     3,247
Market auction preferreds.................................       --     2,114
                                                            -------    ------
                                                            $71,396    $9,058
                                                            =======    ======
Reported As:
  Cash equivalents........................................  $37,171    $2,931
  Short-term investments..................................   34,225     6,127
                                                            =======    ======
                                                            $71,396    $9,058
                                                            =======    ======

     Market auction preferreds are short-term debt securities in which interest is reset every seven to twenty-eight days. The investor can elect to withdraw the funds or reinvest at the new interest rate at each reset date.

     At December 31, 2000 and 1999, the maturity of the investments was between one and four months.

     There were no material gross realized gains or losses from sales of securities in the periods presented. Unrealized gains and losses on investments were not material at December 31, 2000 and 1999.

 3. INVENTORIES

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Raw materials..............................................  $1,693    $1,175
Work in process............................................     649       208
Finished goods.............................................     440       727
                                                             ------    ------
                                                             $2,782    $2,110
                                                             ======    ======

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Laboratory and office equipment..........................  $ 4,579    $ 3,738
Leasehold improvements...................................      255        250
                                                           -------    -------
                                                             4,834      3,988
Less accumulated depreciation and amortization...........   (3,091)    (2,368)
                                                           -------    -------
Property and equipment, net..............................  $ 1,743    $ 1,620
                                                           =======    =======

                          ARGONAUT TECHNOLOGIES, INC.

     Equipment leased under capital leases is included in laboratory and office equipment. At December 31, 2000 and 1999, equipment under capital leases was approximately $1.5 million and $1.5 million with accumulated amortization of approximately $1.1 million, and $898,000, respectively.

 5. NOTE RECEIVABLE FROM OFFICER

     In December 1996, an officer of the Company borrowed $200,000 in exchange for a note secured by the officer's residence. The note and accrued interest, at a rate of 6.31% per annum, are due at the earlier of December 17, 2001, disposition of the officer's residence, or at the time of separation from the Company.

 6. LEASES

     The Company leases its primary office and research facilities in San Carlos, California and a research facility in Arizona under operating leases which expire in July 2001 and April 2002, respectively. The company is currently seeking several alternatives in California and is actively negotiating with several parties for facilities in 2001. The Company finances certain laboratory and office equipment under capital leases. Future minimum lease payments under all noncancelable leases are as follows (in thousands):

                                                  CAPITAL LEASES    OPERATING LEASES
                                                  --------------    ----------------
Year ended December 31,
  2001..........................................      $ 327               $435
  2002..........................................        193                 13
                                                      -----               ----
          Total minimum payment required........        520               $448
                                                                          ====
Less amount representing interest...............        (52)
                                                      -----
Present value of future lease payments..........        468
Less current portion............................       (288)
                                                      -----
Noncurrent obligations under capital leases.....      $ 180
                                                      =====

     Rent expense under operating leases was approximately $641,000, $511,000, and $477,000, in 2000, 1999, and 1998, respectively.

 7. LONG-TERM DEBT

     In July 1997, the Company entered into a loan agreement for $1.5 million with a financial institution. The loan has an interest rate of 10.5%. It was secured by the assets of the Company and subordinated to institutional creditors. Under the terms of the loan agreement, the Company issued warrants to purchase 22,000 shares of common stock. The loan was repaid in full in August 2000 and the security was removed.

     In July 1997, the Company entered into a capital lease agreement for $1.5 million with a financial institution. The loan has an interest rate of 10.5% and is repayable in 48 monthly installments from the date the funds were used for capital expenditures. It is secured by the assets of the Company and subordinated to institutional creditors. Under the terms of the capital lease agreement, the Company issued warrants to purchase 8,799 shares of common stock.

     In July 1998, the Company entered into a loan agreement (the "Loan") and a receivables loan agreement (the "Receivables Loan") with a financial institution for a total of up to $8.0 million ($4.0 million under each loan). The Loan bears interest at rates of 11.75% to 12.5% and is repayable in 16 quarterly installments after an initial three quarters of interest-only payments. The Receivables Loan bears interest at prime plus 1.5% at the time of the draw down and the average interest rate for 2000 and 1999 was 9.5% and 10.0%, respectively. The Receivables Loan is repayable two years after the draw down and interest is payable monthly.

                          ARGONAUT TECHNOLOGIES, INC.

     Also, under the terms of the Loan agreement, the Company is required to issue warrants to purchase 17,600 shares of common stock for each draw down of $1.0 million. Under the terms of the Receivables Loan agreement, the Company is required to issue two warrants each to purchase 14,666 shares of common stock, one on signing of the agreement and the second if the draw down exceeds $2.0 million. Both loans are secured by the assets of the Company and subordinated to institutional creditors.

     At December 31, 1999, the Company had drawn down $2.0 million against the Loan line and $2.0 million against the Receivables Loan line and issued three warrants to purchase a total of 49,866 shares of common stock (see Note 8). The balance of the Loan and the Receivables Loan was repaid in August 2000.

     The carrying amount for the Company's long-term and short-term debt approximated fair value at each of balance sheet date. The fair value of the Company's debt was estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

 8. STOCKHOLDERS' EQUITY

  Common Stock

     In July 2000, the Company completed its initial public offering of 5,290,000 shares of common stock, inclusive of the underwriters' over-allotment option, at a price of $15.00 per share. The Company received approximately $72.5 million in net proceeds after underwriting discounts of $5,554,000 and other offering costs of $1,337,000. In conjunction with the initial public offering, the Company effected a 0.88 for one reverse stock split of the common stock. Upon the close of the initial public offering, all of the outstanding convertible preferred stock was automatically converted into shares of common stock.

     In May 1999, the Company issued 13,200 shares of common stock to a director of a subsidiary company in exchange for a promissory note. The promissory note was recorded in current assets at December 31, 1999 and was repaid in March 2000.

     Also in May 1999, the Company issued 17,600 shares of common stock to a charitable foundation as a donation. The fair value of the common stock was expensed at the time of issuance.

CONVERTIBLE PREFERRED STOCK

     The authorized, issued and outstanding Series A, A-1, B, B-1, C, C-1, D, and D-1 shares of convertible preferred stock at December 31, 1999 were as follows:

                                                                 SHARES       ISSUANCE      AGGREGATE
                                               SHARES          ISSUED AND     PRICE PER    LIQUIDATION
     DESIGNATION (ALL CONVERTIBLE)           AUTHORIZED        OUTSTANDING      SHARE      PREFERENCE
     -----------------------------        -----------------    -----------    ---------    -----------
  Series A..............................      5,000,000         4,627,500       $1.00      $ 4,627,500
  Series A-1............................      5,000,000                --          --               --
  Series B..............................      3,000,000         2,923,073       $3.25        9,499,987
  Series B-1............................      3,000,000                --          --               --
  Series C..............................      1,600,000         1,180,000       $5.00        5,900,000
  Series C-1............................      1,600,000                --          --               --
  Series D..............................      2,700,000         2,608,695       $5.75       14,999,996
  Series D-1............................      2,700,000                --          --               --
                                             ----------        ----------                  -----------
December 31, 1999.......................     24,600,000        11,339,268                  $35,027,483
                                             ==========        ==========                  ===========

     Upon completion of the Company's initial public offering in July 2000, all of the outstanding shares of convertible preferred stock were converted to common stock on a 0.88 to one basis.

                          ARGONAUT TECHNOLOGIES, INC.

WARRANTS

     In conjunction with a capital lease line executed in April 1995, the Company issued a warrant to purchase 44,000 shares of common stock at an exercise price of $1.36 per share. The warrant expires in April 2001.

     In 1997, the Company issued a series of warrants to purchase 30,799 shares of common stock at an exercise price of $6.82 per share in connection with the execution of a capital lease line and a loan and security agreement. These warrants expire at various dates through August 2004. At December 31, 2000, all of these warrants were still outstanding.

     In 1998, the Company issued two warrants to purchase a total of 32,266 shares of common stock at an exercise price of $6.82 per share in connection with two loan agreements entered into in July 1998 (see Note 7). These warrants expire in July 2005. At December 31, 2000, all of these warrants were still outstanding. The fair value of these warrants, determined using a Black-Scholes valuation model, was $40,699 and has been recorded as interest expense.

     In 1999, the Company issued one warrant to purchase 17,600 shares of common stock at an exercise price of $6.82 per share in connection with a drawdown on one of their loans (see Note 7). The warrant expires in January 2003. At December 31, 2000, this warrant was still outstanding. The fair value of the warrant, determined using a Black-Scholes valuation model, was $22,200 and has been recorded as interest expense.

1995 INCENTIVE STOCK PLAN

     The Company's 1995 Incentive Stock Plan (the "1995 Plan") provides for (i) the grant of incentive stock options to employees, (ii) the grant of nonstatutory stock options to employees and consultants, and (iii) the grant of stock purchase rights. A total of 3,464,179 shares of common stock have been authorized for issuance under the 1995 Plan.

     Under the terms of the 1995 Plan, the options and purchase rights granted generally vest at a rate of 25% at the end of the first year with the remaining balance vesting in equal amounts over the next 36 months.

2000 INCENTIVE STOCK PLAN

     In April 2000, the Company adopted its 2000 Incentive Stock Plan (the "2000 Plan") and initially reserved a total of 1,760,000 shares of common stock for issuance. Under the terms of the 2000 Plan, the number of shares reserved shall increase annually on the first day of the Company's fiscal year beginning 2001 by the lessor of (i) 1,320,000 shares, (ii) 5% of the outstanding shares on such date or (iii) an amount determined by the Board. The 2000 Plan provides for (i) the grant of incentive stock options to employees, (ii) the grant of non-statutory stock options to employees and consultants, and (iii) the grant of stock purchase rights. The 2000 Plan permits options and or purchase rights to be granted at an exercise price of not less than 100% of the fair value on the date of the grant. The vesting term of option and purchase rights is determined by the Board of Directors and is generally over four years.

                          ARGONAUT TECHNOLOGIES, INC.

     A summary of activity under the Plans is as follows:

                                                                               WEIGHTED
                                                      SHARES                   AVERAGE
                                                     AVAILABLE    NUMBER OF    EXERCISE
                                                     FOR GRANT     OPTIONS      PRICE
                                                     ---------    ---------    --------
Balance at December 31, 1997.......................    680,766    1,219,138     $0.34
  Options granted..................................   (519,888)     519,888      0.57
  Options exercised................................         --     (236,375)     0.31
  Options canceled.................................     76,912      (76,912)     0.41
  Shares repurchased...............................     27,820           --      0.09
                                                     ---------    ---------
Balance at December 31, 1998.......................    265,610    1,425,739      0.43
  Additional shares authorized.....................  1,320,000           --        --
  Common stock granted out of the Plan.............    (13,200)          --        --
  Options granted..................................   (882,290)     882,290      1.07
  Options exercised................................         --     (288,920)     0.35
  Options canceled.................................    243,592     (243,592)     0.57
  Shares repurchased...............................        990           --      0.06
                                                     ---------    ---------
Balance at December 31, 1999.......................    934,702    1,775,517      0.74
  Additional shares authorized.....................  1,760,000           --        --
  Options granted..................................   (671,613)     671,613      7.16
  Options exercised................................         --     (659,077)     0.49
  Options canceled.................................    171,786     (171,786)     1.61
                                                     ---------    ---------
Balance at December 31, 2000.......................  2,194,875    1,616,267      3.42
                                                     =========    =========

     All options and shares were granted with exercise prices equal to the fair value of the Company's common stock as determined by the Company's board of directors as follows:

                               DECEMBER 31, 2000
-------------------------------------------------------------------------------
                                OPTIONS OUTSTANDING
                             --------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                  ---------------------
                                 AVERAGE       WEIGHTED               WEIGHTED
                                REMAINING      AVERAGE                 AVERAGE
                 NUMBER OF     CONTRACTUAL     EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES   OPTIONS    LIFE (IN YEARS)    PRICE      OPTIONS      PRICE
---------------  ---------   ---------------   --------   ---------   ---------
$          0.06    397,479        6.86          $ 0.49     243,424     $ 0.46
$          1.14    640,977        8.85          $ 1.14     177,877     $ 1.14
$ 5.68 - $ 8.38    440,531        9.24          $ 6.31       5,492     $ 5.68
$12.50 - $20.13    137,280        9.79          $12.99      10,142     $14.49
                 ---------                                 -------
                 1,616,267        8.58          $ 3.42     436,935     $ 1.15
                 =========                                 =======

     There were 612,994 and 467,456 options exercisable as of December 31, 1999 and 1998, respectively.

     The weighted-average fair value of the stock options granted were $6.86, $0.34, and $0.17 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In 2000, the Company granted 86,592 options outside of its options plans to certain employees and one consultant at a weighted-average exercise price of $4.53. At December 31, 2000, all of these options were still outstanding. These outstanding options had a weighted-average remaining contractual life of 9.48 years. Of the outstanding options, 24,992 shares were exercisable at December 31, 2000 with an exercise price of $1.68.

                          ARGONAUT TECHNOLOGIES, INC.

     Pro forma information regarding net loss per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options granted prior to the Company's initial public offering was estimated at the date of grant using the minimum value method. The fair value of stock options granted subsequent to the initial public offering were valued using Black-Scholes valuation model based on the actual stock closing price on the date of grant. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

                                                                 DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------    -------    ---------
Risk-free interest rate..............................    5.00%       5.32%       5.08%
Dividend yield.......................................     --          --          --
Weighted-average expected life.......................   6 years     7 years    6.5 years
Volatility...........................................    0.90         --          --

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net loss:
  As reported.........................................  $(7,521)   $(7,603)   $(5,656)
  Pro forma...........................................  $(8,122)   $(7,894)   $(5,740)
Basic and diluted net loss per share:
  As reported.........................................  $ (0.79)   $ (3.55)   $ (3.31)
  Pro forma...........................................  $ (0.85)   $ (3.69)   $ (3.36)

     The pro forma net loss is not necessarily indicative of potential pro forma effects on results for future years.

     In connection with the grant of certain stock options to employees for the years ended December 31, 2000 and 1999, the Company recorded deferred stock compensation of approximately $2.8 million and $3.8 million, respectively. These amounts represent the difference between the fair value of the common stock and the option exercise price at the date of grant. Deferred stock compensation expense is being amortized over the four-year vesting period of the options using the graded vesting period. The amount of deferred compensation expense to be recorded in future periods could decline if options for which accrued but unvested compensation has been recorded are forfeited. The Company recorded amortization of deferred stock compensation of approximately $2.9 million and $653,000 for the years ended December 31, 2000 and 1999, respectively.

     In 2000, the Company granted performance based options to certain of its employees and record a stock compensation expense of $86,000 on the date the performance criteria were met and the options were vested. At December 31, 2000, the Company has 26,410 options subject to performance criteria. The Company will record stock compensation related to these options when and if they vest.

     The Company has granted 70,412, 4,401, and 13,200 options to consultants in exchange for services in 2000, 1999 and 1998, respectively. The Company recorded compensation expense related to these options of $617,000 for the year ended December 31, 2000 and $12,000 for the year ended December 31, 1999. In accordance with SFAS 123 and EITF 96-18, options granted to consultants are periodically revalued as they vest.

                          ARGONAUT TECHNOLOGIES, INC.

2000 EMPLOYEE STOCK PURCHASE PLAN

     In April 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the "Purchase Plan") and initially reserved a total of 176,000 shares. Under the terms of the Purchase Plan, the number of shares reserved shall increase annually on the first day of the Company's fiscal year beginning in 2001 by the lesser of (i) 440,000 shares, (ii) 2% of the outstanding shares on such date or
(iii) a lesser amount determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company's common stock on the purchase date. The initial offering period commenced on November 1, 2000. As of December 31, 2001, no shares have been issued under the stock purchase plan.

RESERVED SHARES

     As of December 31, 2000, the Company has reserved shares of common stock for future issuance as follows:

Warrants..................................................    124,665
Incentive stock plan......................................  3,897,734
Employee Stock Purchase Plan..............................    176,000
                                                            ---------
                                                            4,198,399
                                                            =========

 9. 401(k) RETIREMENT SAVINGS PLAN

     The Company maintains a 401(k) retirement savings plan for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 20% of annual compensation to the Plan. The Company, at its discretion, may make contributions to the Plan. The Company's expenses related to the Plan have been immaterial.

10. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Deferred tax assets:
  Net operating losses.................................  $  9,200    $  8,200
  Research credits.....................................     1,100       1,100
  Capitalized research and development.................     1,000         800
  Non-deductible accruals and reserves.................       800
  Other................................................       800         400
                                                         --------    --------
          Total deferred tax assets....................    12,900      10,500
                                                         --------    --------
Valuation allowance....................................   (12,900)    (10,500)
                                                         --------    --------
Net deferred tax assets:                                 $     --    $     --
                                                         ========    ========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,400,000 and $2,500,000 during 2000 and 1999 respectively.

                          ARGONAUT TECHNOLOGIES, INC.

     As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $26,000,000, which expire in the years 2010 through 2020 and federal research and development tax credits of approximately $700,000, which expire in the years 2012 through 2020.

     Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

11. MARKET SALES, EXPORT SALES, AND SIGNIFICANT CUSTOMERS

     The Company has determined that it operates in only one segment in accordance with SFAS 131 as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

     The Company had net sales by market as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Instruments...........................................  $13,054    $ 7,572    $10,074
Consumables...........................................    3,762      2,438      1,655
Services..............................................      633        548        347
                                                        -------    -------    -------
                                                        $17,449    $10,558    $12,076
                                                        =======    =======    =======

     The Company had net sales by geographical region as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
U.S.A.................................................  $12,981    $ 6,472    $ 7,279
Western Europe........................................    2,128      2,687      2,649
Far East (principally Japan)..........................    2,340      1,399      2,148
                                                        -------    -------    -------
                                                        $17,449    $10,558    $12,076
                                                        =======    =======    =======

     An international distributor represented 13% of total net sales during the year ended December 31, 1998. No single customer accounted for more than 10% of total net sales during 1999 and 2000.

     Revenues are attributed to countries based on the location of the customer.

12. UNAUDITED QUARTERLY DATA

                                               DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                   2000            2000           2000        2000
                                               ------------    -------------    --------    ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales....................................    $ 5,290          $ 4,532       $ 4,063      $ 3,564
Loss from operations.........................     (2,356)          (2,368)       (2,670)      (2,027)
Net loss.....................................     (1,194)          (1,595)       (2,715)      (2,017)
Net loss per share, basic & diluted..........      (0.07)           (0.11)        (1.02)       (0.86)

                                               DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                   1999            1999           1999        1999
                                               ------------    -------------    --------    ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales....................................    $ 2,604          $ 2,189       $ 2,784      $ 2,981
Loss from operations.........................     (2,683)          (1,941)       (1,587)      (1,225)
Net loss.....................................     (2,663)          (1,771)       (1,772)      (1,397)
Net loss per share, basic & diluted..........      (1.16)           (0.82)        (0.86)       (0.68)

                          ARGONAUT TECHNOLOGIES, INC.

13. SUBSEQUENT EVENTS (UNAUDITED)

ACQUISITION OF CAMILE PRODUCTS, LLC

     On March 1, 2001, the Company completed its acquisition of Camile Products LLC ("Camile"). The Company issued 666,667 shares of the Company's common stock and paid $4 million in cash for all of the outstanding capital stock of Camile. The Company expects to account for this acquisition using the purchase method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been none.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding our directors is incorporated by reference from "Election of Directors -- Directors and Nominees" in our Proxy Statement for our 2001 Annual Meeting of Stockholders. The required information concerning our executive officers contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe that all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

          (1) Financial Statements

          (2) Financial Statement Schedule

          All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

          (3) Exhibits:

    NUMBER                      DESCRIPTION OF DOCUMENT
    ------                      -----------------------
     3.1*     Amended and Restated Certificate of Incorporation of the
              Registrant.
     3.2*     Bylaws of Registrant.
    10.1*     Amended and Restated Stockholder Rights Agreement, dated May
              21, 1999.
    10.2*     Offer Letter, dated October 29, 1996, from Registrant to
              David P. Binkley, Ph.D.
    10.3*     Promissory Note Secured by Deed of Trust between the
              Registrant and David P. Binkley, dated December 17, 1996.
    10.4*     Lease Agreement between the Registrant and Tanklage Family
              Partnership, dated July 9, 1999.
    10.5*     Lease Agreement between the Registrant and MK Kojimachi
              Building Co., Ltd., dated September 16, 1997, as amended.
    10.6*     Lease Agreement between the Registrant and
              Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
    10.7*     License and Supply Agreement between the Registrant and
              Symyx Technologies, Inc., dated August 6, 1999.
    10.8*     Manufacturing Agreement between the Registrant and Merck,
              Inc. dated June 24, 1997, as amended.
    10.9*     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.10*    1995 Stock Plan.
    10.11*    1995 Stock Plan Form of Stock Option Agreement.
    10.12*    2000 Stock Incentive Plan.
    10.13*    2000 Employee Stock Purchase Plan.
    21.1      Subsidiaries of the Registrant.
    23.1      Consent of Ernst & Young LLP, Independent Auditors.
    24.1      Power of Attorney (see Form 10-K signature page).

---------------
* Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARGONAUT TECHNOLOGIES, INC.

                                          By:  /s/ DAVID P. BINKLEY, PH.D.
                                            ------------------------------------
                                                  David P. Binkley, Ph.D.
                                               President and Chief Executive
                                                           Officer

Dated: April 2, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David P. Binkley and John T. Supan, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

             /s/ DAVID P. BINKLEY, PH.D.                President and Chief Executive    April 2, 2001
-----------------------------------------------------    Officer, Director (Principal
               David P. Binkley, Ph.D.                        Executive Officer)

                  /s/ JOHN T. SUPAN                        Chief Financial Officer       April 2, 2001
-----------------------------------------------------      (Principal Financial and
                    John T. Supan                            Accounting Officer)

                   /s/ BROOK BYERS                                 Director              April 2, 2001
-----------------------------------------------------
                     Brook Byers

                                                                   Director
-----------------------------------------------------
                  Samuel D. Colella

                                                                   Director
-----------------------------------------------------
                  Hingge Hsu, M.D.

              /s/ BRIAN METCALF, PH.D.                             Director              April 2, 2001
-----------------------------------------------------
                Brian Metcalf, Ph.D.

            /s/ WILLIAM RASTETTER, PH.D.                           Director              April 2, 2001
-----------------------------------------------------
              William Rastetter, Ph.D.

                                                                   Director
-----------------------------------------------------
                   James Schlater

                                 EXHIBIT INDEX

    NUMBER                      DESCRIPTION OF DOCUMENT
    ------                      -----------------------
     3.1*     Amended and Restated Certificate of Incorporation of the
              Registrant.
     3.2*     Bylaws of Registrant.
    10.1*     Amended and Restated Stockholder Rights Agreement, dated May
              21, 1999.
    10.2*     Offer Letter, dated October 29, 1996, from Registrant to
              David P. Binkley, Ph.D.
    10.3*     Promissory Note Secured by Deed of Trust between the
              Registrant and David P. Binkley, dated December 17, 1996.
    10.4*     Lease Agreement between the Registrant and Tanklage Family
              Partnership, dated July 9, 1999.
    10.5*     Lease Agreement between the Registrant and MK Kojimachi
              Building Co., Ltd., dated September 16, 1997, as amended.
    10.6*     Lease Agreement between the Registrant and
              Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
    10.7*     License and Supply Agreement between the Registrant and
              Symyx Technologies, Inc., dated August 6, 1999.
    10.8*     Manufacturing Agreement between the Registrant and Merck,
              Inc. dated June 24, 1997, as amended.
    10.9*     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.10*    1995 Stock Plan.
    10.11*    1995 Stock Plan Form of Stock Option Agreement.
    10.12*    2000 Stock Incentive Plan.
    10.13*    2000 Employee Stock Purchase Plan.
    21.1      Subsidiaries of the Registrant.
    23.1      Consent of Ernst & Young LLP, Independent Auditors.
    24.1      Power of Attorney (see Form 10-K signature page).

---------------
* Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.