Form 10-K405/A
period 2000-12-31
ARGONAUT TECHNOLOGIES INC
filed 2001-04-30
CIK 1112880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ARGONAUT TECHNOLOGIES, INC.

                                   FORM 10-K

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    14
Item 3.    Legal Proceedings...........................................    14
Item 4.    Submission of Matters to a Vote of Security Holders.........    14

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    15
Item 6.    Selected Financial Data.....................................    16
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    17
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    20
Item 8.    Financial Statements and Supplementary Data.................    28
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    47

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........    47
Item 11.   Executive Compensation......................................    49
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    54
Item 13.   Certain Relationships and Related Transactions..............    55

                                   PART IV
Item 14.   Exhibits, Financial Statements, Schedule, and Reports on
           Form 8-K....................................................    56
SIGNATURES.............................................................    57

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DAVID P. BINKLEY, PH.D.
Director since 1996

     Dr. Binkley, age 46, has been President and Chief Executive Officer of Argonaut Technologies, Inc. and has served as a member of the Board of Directors since 1996. He served as a Vice President at Perkin-Elmer Corporation, a scientific instrumentation company, where he was responsible for its worldwide organic analysis business including molecular spectroscopy and data analysis from 1993 to 1996. Dr. Binkley joined Perkin-Elmer in 1979 and held a series of increasingly responsible technical and management positions before becoming Vice President. Dr. Binkley has a B.S. in Chemistry from Elizabethtown College and a Ph.D. in Chemistry from Virginia Tech. Dr. Binkley's term expires in 2003.

BROOK H. BYERS
Director since 1995

     Mr. Byers, age 54, has served as the Chairman and director of Argonaut Technologies since 1995. He is a partner of Kleiner Perkins Caufield & Byers, a private venture capital firm, since 1977. He also serves as a director of Ventro, Inc., Drugstore.com, Inc. and a number of privately held technology companies. Mr. Byers sits on the Board of Directors of the University of California, San Francisco Foundation and is director of the California Healthcare Institute. Mr. Byer's term expires in 2002. Mr. Byers is a member of the Company's Audit Committee and Compensation Committee.

SAMUEL COLELLA
Director since 1995

     Mr. Colella, age 60, is currently a Managing Director in Versant Ventures and Institutional Venture Partners as well as a Special Partner in Redpoint Ventures. Mr. Colella joined IVP in 1984 and in the fall of 1999, along with 6 other venture capital professionals, founded Versant Ventures, a focused healthcare firm. As a venture capitalist, he has emphasized investments in the healthcare/life sciences sector and has participated in over 60 startups in this area. Prior to entering the venture capital industry, Mr. Colella had 20 years of successful operating experience in high technology industries. He joined Spectra-Physics in 1971 and was a major contributor to its growth from a $7 million company to the world's leading laser supplier with over $170 million in sales in 1984. He resigned as President of Spectra-Physics and joined IVP in late 1984. Mr. Colella is a Director of AngioTrax, Benefit Point, Collabrys, DoubleTwist, Medpool, Mycometrix, Symyx, SurroMed, Syrrx, and Thermage. He has been an officer in the National Venture Capital association, the Western Association of Venture Capitalists and the American Entrepreneurs for Economic Growth. Mr. Colella has a BS in Business and Engineering from the University of Pittsburgh and an MBA from Stanford University. Mr. Colella's term expires in 2002. Mr. Colella is a member of the Company's Compensation Committee.

HINGGE HSU, M.D.
Director since 1999

     Dr. Hsu, age 43, recently was a partner with Schroder Ventures, Boston, a dedicated healthcare and life sciences private equity fund, where he has had the primary responsibility for biotechnology and other life sciences investments since September 1998. From 1996 to 1998, Dr. Hsu was a principal in the Investment Banking Department at Robertson Stephens where he led a variety of equity and merger and acquisition transactions in the life sciences sector. From 1995 to 1996, and from 1993 to 1995, he held various business development and strategic planning positions at Chiron Corporation and Gensia, Inc. respectively. Dr. Hsu received a B.A. degree in chemistry and biology from the University of California, San Diego, an M.D. degree from Yale University School of Medicine and an M.B.A. from Harvard Business School. Dr. Hsu's term expires in 2001. Mr. Hsu is a member of the Company's Audit Committee.

BRIAN METCALF, PH.D.
Director since 2000

     Dr. Metcalf, age 54, is Senior Vice President and Chief Scientific Officer with Kosan Biosciences. From December 1983 to March 2000 Dr. Metcalf was the Senior Vice President of Discovery Chemistry and Platform Technologies with SmithKline Beecham. Dr. Metcalf received his B.S. and Ph.D. in Organic Chemistry from the University of Western Australia and performed his postdoctoral work at Stanford University. Dr. Metcalf's term expires in 2003.

WILLIAM RASTETTER, PH.D.
Director since 1995

     Dr. Rastetter, age 52, is the Chairman, President and Chief Executive Officer of IDEC Pharmaceuticals Corporation. In addition, from 1988 to 1993 he served as IDEC's Chief Financial Officer. Dr. Rastetter also serves as a director of Spiros Development Corporation II, a Dura Pharmaceuticals affiliated company formed to conduct research and development on products and devices to treat respiratory disorders. Dr. Rastetter's term expires in 2003. Mr. Rastetter is a member of the Company's Compensation Committee.

JAMES M. SCHLATER
Director since 1995

     Mr. Schlater, age 64, in 1987 co-founded Molecular Dynamics, a manufacturer of imaging instrumentation for bioanalysis. He served as the Chief Executive Officer and Chairman of the Board until Amersham Pharmacia Biotech, Inc. acquired the company in 1998. Prior to Molecular Dynamics, Mr. Schlater co-founded Applied Biosystems, which was acquired by Perkin-Elmer Corporation and he also worked for Spectra-Physics. Mr. Schlater's term expires in 2001. Mr. Schlater is a member of the Company's Audit Committee.

     Certain required information concerning our executive officers is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid during fiscal years 2000, 1999 and 1998 to the Company's President and Chief Executive Officer, and each of the Company's four other most highly compensated executive officers whose annual compensation exceeded $100,000 for fiscal year 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
                                                               ANNUAL COMPENSATION     SECURITIES
                                                               -------------------     UNDERLYING
         NAME AND PRINCIPAL POSITION            FISCAL YEAR     SALARY      BONUS       OPTIONS
         ---------------------------            -----------    --------    -------    ------------
David P. Binkley..............................     2000        $267,455    $56,959           --
  President, Chief Executive Officer and           1999         238,818     53,536      132,042
  Director                                         1998         224,374     68,689           --
Lissa A. Goldenstein..........................     2000         173,310     90,167       39,613
  Sr. Vice President and Chief Business            1999         158,048     55,312       30,810
  Officer                                          1998         150,000     30,206       57,218
Jan K. Hughes.................................     2000         162,244     26,832           --
  Sr. Vice President and Chief Technical           1999         143,298     24,153       17,606
  Officer                                          1998         132,150     26,683           --
Laura Lehman..................................     2000         192,013     14,203           --
  Vice President, Business Development             1999          69,182         --       88,028
                                                   1998              --         --           --
Terry D. Long.................................     2000         160,588     28,065           --
  Vice President, Engineering                      1999         149,782     25,263        2,971
                                                   1998         139,238     29,240       14,635

                             OPTION GRANTS IN 2000

     The following table sets forth information concerning grants of stock options to each of the executive officers named in the Summary Compensation Table during 2000. All options granted to these executive officers in 2000 were granted under the 1995 Incentive Stock Plan, as amended. Except as otherwise noted, the options vest over a four year period. Prior to our initial public offering, all options were granted at fair market value as determined by the Board of Directors on the date of grant. Following our public offering, all options were granted at fair market value as determined by the closing stock price on the date of grant.

     Potential realizable value represents hypothetical gains that could be achieved for the options if exercised at the end of the option term assuming the fair market value of the Common Stock on the date of grant appreciates at 5% and 10% over the option term. For options granted before the Company's initial public offering, the offering price of $15.00 was used as the fair market value on the date of grant. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent our estimate or projection of the Company's future Common Stock price.

                                               INDIVIDUAL GRANTS
                               --------------------------------------------------
                                NUMBER OF                                           POTENTIAL REALIZABLE VALUE AT
                               SECURITIES    % OF TOTAL                                ASSUMED ANNUAL RATES OF
                               UNDERLYING      OPTIONS                               APPRECIATION OF STOCK PRICE
                                 OPTIONS     GRANTED TO    EXERCISE                        FOR OPTION TERM
                                 GRANTED      EMPLOYEES    PRICE PER   EXPIRATION   -----------------------------
            NAME               DURING 2000   DURING 2000     SHARE        DATE           5%             10%
            ----               -----------   -----------   ---------   ----------   ------------   --------------
Lissa A. Goldenstein.........    39,613          6.1         $5.68      4/27/10       $742,879       $1,316,187

       AGGREGATE OPTION EXERCISES IN 2000 AND VALUES AT DECEMBER 31, 2000

     The following table summarizes options exercised during 2000 and presents the value of unexercised options held by the executive officers named in the Summary Compensation Table at December 31, 2000. The value of unexercised in-the-money options is based on the fair market value per share, as of December 31, 2000, of the Company's Common Stock underlying the options minus the actual exercise prices. All options were granted under the Company's 1995 Incentive Stock Plan, as amended. Except as otherwise noted, these options vest over four years and otherwise generally conform to the terms of the Company's 1995 Incentive Stock Plan, as amended.

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                 OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                 SHARES                       DECEMBER 31, 2000             DECEMBER 31, 2000
                                ACQUIRED       VALUE     ---------------------------   ---------------------------
            NAME              UPON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              -------------   --------   -----------   -------------   -----------   -------------
David P. Binkley............     102,240      $816,697     64,646         109,577       $514,335       $819,686
Lissa A. Goldenstein........      34,203       269,475     16,504          76,934        127,629        395,343
Jan K. Hughes...............      25,611       203,146     13,367          22,532        103,110        171,640
Laura S. Lehman.............          --            --     29,343          58,685        216,082        432,156
Terry D. Long...............      76,831       646,092      3,301           7,897         25,867         61,444

---------------
(1) Value is determined by subtracting the exercise price of an option from the $8.50 per share fair market value of the Company's Common Stock as of December 31, 2000.

DIRECTOR COMPENSATION

     We do not provide cash compensation to members of our board of directors for serving on our board or for attendance at committee meetings. Members of our Board are reimbursed for expenses in connection with attendance at board and committee meetings. In consideration for services as non-employee directors, we have in the past granted options to purchase the Company's common stock pursuant to the terms of our stock plans, and the Board continues to have the discretion to grant options to new non-employee directors.

     Beginning in 2001, our existing outside directors who are not "beneficial owners" of 2.5% or more of the Company's total voting power on the date of any grant will each receive annual nondiscretionary grants of options to purchase 4,400 shares of our common stock after the Annual Stockholders meeting. The Company will grant options at the fair market value on the date of grant to each individual who first becomes a non-employee director on or after our initial public offering, an option to purchase 13,200 shares when such person first becomes a non-employee director. These shares vest monthly over a three-year term, provided the individual remains an outside director on such dates. "Fair market value" is defined as the closing price of the Company's common stock on the date the option is granted.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000:

     - None of the members of the Board Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

     - None of the members of the Board Compensation Committee entered into (or agreed to enter into) any transactions or series of transactions with the Company or any of its subsidiaries in which the amount involved exceeds $60,000;

     - None of the Company's executive officers served on the compensation committee (or another board committee with similar functions or, if there was no committee like that, the entire board of directors) of another entity where one of that entity's executive officers served on the Company's Board Compensation Committee or otherwise served on the Company's Board; and

     None of the Company's executive officers was a director of another entity where one of that entity's executive officers served on the Company's Board Compensation Committee.

                      REPORT OF THE COMPENSATION COMMITTEE
                           OF THE BOARD OF DIRECTORS

     The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to the Company's executive officers during the fiscal year ended December 31, 2000. Actual compensation paid during fiscal 2000 by the named executive officers is shown in the summary compensation table above.

     During 2000, the Compensation Committee of the Company's Board of Directors consisted of Brook Byers, Samuel Colella and William Rastetter. No member of our committee during 2000 was an employee of the Company or any of its subsidiaries. Each member qualifies as a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934 and as an "outside director" under Section 162(m) of the Internal Revenue Code.

     Our committee has overall responsibility for the Company's executive compensation policies and practices. Our committee's functions include:

     - Determining the compensation of the Chief Executive Officer, David P. Binkley.

     - On recommendation of the Chief Executive Officer, reviewing and approving the other executive officers' compensation, including salary and payment under the annual executive bonus plans, and

     - Granting awards under the Company's stock incentive plans.

     Our committee is providing the following report on the Company's executive compensation policies, the relationship of the Company's performance to executive compensation, and the Chief Executive Officers' compensation.

  Compensation Policies

     The Company's executive compensation policies are designed to address a number of objectives, including rewarding financial performance and motivating executive officers to achieve significant returns for stockholders. The Company's policies rely on two principles:

     - First, a significant portion of executive officers' total compensation should be in the form of stock-based incentives, and

     - Second, a large portion of their cash compensation should be at risk and vary, depending on meeting stated financial objectives.

     When establishing salaries, bonus levels and stock-based awards for executive officers, our committee considers the individual's role, responsibilities and performance during the past year, and the amount of compensation paid to executive officers in similar positions of comparable companies, based on periodic reviews of competitive data obtained from independent sources. Our committee reviews companies whose size, rates of growth and financial returns are similar to the Company's.

     Our committee uses comparative data to set compensation targets that will provide executive officers with total compensation that:

     - Exceeds the average amounts paid to similar executives of comparable companies in years in which the Company achieves superior performance, and

     - Falls below the average amounts paid to similar executives of comparable companies in years in which the Company fails to achieve superior performance.

     However, our committee also makes discretionary and subjective determinations of appropriate compensation amounts to reflect, for example, the Company's philosophy of compensating executives for the success they achieve in managing specific functions.

     In the case of executive officers other than Dr. Binkley, our committee places considerable weight on the recommendations of Dr. Binkley.

  The Importance of Ownership

     A fundamental basis of the Company's compensation policy is that significant equity participation creates a vital long-term partnership between management and other stockholders. Through various stock incentive plans such as, 1995 Incentive Stock Plan and the 2000 Incentive Stock Plan, the benefits of equity ownership are extended to non-employee directors, executive officers and employees of the Company and its subsidiaries. As of March 31, 2001, the directors and executive officers of the Company owned an aggregate of 920,424 and had the right to acquire an additional 193,529 shares upon the exercise of stock options.

ANNUAL BASE SALARY

     The Company believes that base salary is frequently a significant factor in attracting, motivating and retaining skilled executive officers. Accordingly, our committee reviews base salaries of executive officers annually and generally sets the base salary of executive officers at or near the average of the levels paid by the other companies it reviews.

VARIABLE COMPENSATION

  Corporate Executive Bonus Plan

     The Corporate Executive Bonus Plan covers all executive officers. This bonus plan pays bonuses each year based on the achievement of corporate performance and individual performance, with the exception of Dr. Binkley who receives all of his annual incentive compensation based on corporate performance. For all officers with the exception of Dr. Binkley, the corporate performance and individual performance are weighted 50/50% in the determination of the bonus payment. This bonus plan is paid out at a percentage of each participant's bonus target. Targets are expressed as a percentage of base salary, which our committee determines based on the factors discussed earlier in this report.

  Corporate Performance

     The target bonus is adjusted upward or downward, according to a payout matrix our committee adopted when we set the target bonus. This results in a payout of a multiple (or fraction) of the target bonus depending on our corporate performance. The factors determining bonuses in the matrix are pre-tax operating profit margin compared to budget and net revenue compared to budget. In 2000, the Company met a pre-tax operating loss goal of ($7.7) million and a net revenue goal of $17 million. Based on this performance, executive officers that participate in this bonus plan received bonuses exceeding their target bonus amounts in 2000.

  Individual Performance

     Annual cash bonuses are paid based on the Compensation Committee's determination of each officer's individual contribution to the attainment of corporate performance objectives. Our committee makes this determination based on the recommendation of Dr. Binkley. In general, his recommendations are based in significant part on the officer's success in achieving specific goals identified in the officer's business plans.

  Stock Incentive Plan

     The Company has two stock incentive plans, 1995 Incentive Plan and the 2000 Incentive Plan, which the Board and Stockholders have adopted and approved in the respective years. Under the plan our committee grants stock options to executive officers, based on the factors discussed earlier in this report. We believe that annual stock option awards provide a powerful incentive to executive officers to obtain superior performance results, thereby linking the objectives of management and of shareholders. The stock-base incentive is the only long-term incentive currently payable to executive officers.

CHIEF EXECUTIVE OFFICERS' COMPENSATION

  David P. Binkley, Ph.D.

     Dr. Binkley, Director, President and Chief Executive Officer, is compensated based on a letter of employment that was entered into between the Company and Dr. Binkley in December 1996. Under the terms of his letter of employment, Dr. Binkley receives a base salary, which has been adjusted annually by the compensation committee. Dr. Binkley's annual bonus, if any, is up to 40% of his base salary. The determination of Dr. Binkley's annual bonus is based solely on the corporate performance as outlined in the Corporate Executive Bonus Plan. Our committee has the authority to adjust the factors used in determining the corporate performance from time to time.

     Based on his demonstrated leadership during the year in exceeding corporate financial objectives, Dr. Binkley's salary was adjusted at the beginning of 2001 by 15% to $305,223 and he received a cash bonus of $111,326. The Company exceeded its targets established at the beginning of 2000 for earnings per share and net revenue for the year. Specifically, the Company's performance was at a weighted average of 104.86% of the pre-established targets for earnings per share and net revenue for 2000.

                                          COMPENSATION COMMITTEE OF THE BOARD OF
                                          DIRECTORS

                                          Brook Byers, Chairman
                                          Samuel Collela
                                          William Rastetter

PERFORMANCE GRAPH

     The following graph shows the percentage change in the cumulative return to the stockholders of the Company's Common Stock with the cumulative return of the Nasdaq Index and of the Nasdaq Biotech Index for the period commencing July 19, 2000 and ending on December 31, 2000.

                              [PERFORMANCE GRAPH]
---------------

(*) The graph assumes that $100 was invested on July 19, 2000, in the Company's
    Common Stock, at the offering price of $15.00 per share, and $100 was invested on July 19, 2000, in the Nasdaq Composite Index and the Nasdaq Biotech Index and that all dividends were reinvested. The Company has not declared or paid any dividends on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2001, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each director and each nominee for director to the Company, (ii) each of the executive officers named in the Summary Compensation Table appearing herein,
(iii) any person (including any group as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, and (iv) all current executive officers and directors of the Company as a group. The number and percentage of shares beneficially owned are based on the aggregate of 19,096,062 shares of Common Stock outstanding as of March 31, 2001. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company. The address for those individuals for which an address is not otherwise indicated is: 887 Industrial Road, Suite G, San Carlos, CA 94070.

                                                                                 PERCENT OF COMMON
                      BENEFICIAL OWNER                        NUMBER OF SHARES   STOCK OUTSTANDING
                      ----------------                        ----------------   -----------------
DIRECTORS AND NAMED EXECUTIVE OFFICERS
  David P. Binkley..........................................       397,960              2.1%
  Lissa A. Goldenstein......................................        34,203                *
  Jan K. Hughes.............................................       242,217              1.3%
  Laura Lehman..............................................        31,177                *
  Terry D. Long.............................................        76,831                *
  Brook H. Byers............................................            --               --
  Samuel Colella............................................            --               --
  Hingge Hsu................................................            --               --
  Brian Metcalf.............................................            --               --
  William Rastetter.........................................        48,738                *
  James Schlater............................................        89,466                *
  All directors and Named Executive Officers as a group (11
     persons)...............................................       920,425              4.8%
FIVE PERCENT STOCKHOLDERS
  Funds associated with Kleiner Perkins Caulfield & Byers
     2750 Sand Hill Road
     Menlo Park, CA 94025...................................     2,915,101             15.3%
  Funds associated with Institutional Venture Partners
     3000 Sand Hill Road, Building 2, Suite 290
     Menlo Park, CA 94025...................................     2,460,020             12.9%
  Funds associated with Lone Pine Capital
     2 Greenwich Plaza
     Greenwich, C T 06830...................................     1,725,600                9%
  Funds associated with Schroeder Ventures
     P.O. Box HM 1368
     Hamilton, HM FX
     Bermuda................................................     1,530,434                8%

---------------

* Represents beneficial ownership of less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

          (3) Exhibits:

    NUMBER                      DESCRIPTION OF DOCUMENT
    ------                      -----------------------
     3.1*     Amended and Restated Certificate of Incorporation of the
              Registrant.
     3.2*     Bylaws of Registrant.
    10.1*     Amended and Restated Stockholder Rights Agreement, dated May
              21, 1999.
    10.2*     Offer Letter, dated October 29, 1996, from Registrant to
              David P. Binkley, Ph.D.
    10.3*     Promissory Note Secured by Deed of Trust between the
              Registrant and David P. Binkley, dated December 17, 1996.
    10.4*     Lease Agreement between the Registrant and Tanklage Family
              Partnership, dated July 9, 1999.
    10.5*     Lease Agreement between the Registrant and MK Kojimachi
              Building Co., Ltd., dated September 16, 1997, as amended.
    10.6*     Lease Agreement between the Registrant and
              Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
    10.7*     License and Supply Agreement between the Registrant and
              Symyx Technologies, Inc., dated August 6, 1999.
    10.8*     Manufacturing Agreement between the Registrant and Merck,
              Inc. dated June 24, 1997, as amended.
    10.9*     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.10*    1995 Stock Plan.
    10.11*    1995 Stock Plan Form of Stock Option Agreement.
    10.12*    2000 Stock Incentive Plan.
    10.13*    2000 Employee Stock Purchase Plan.
    21.1**    Subsidiaries of the Registrant.
    23.1      Consent of Ernst & Young LLP, Independent Auditors.
    24.1      Power of Attorney (see Form 10-K signature page).

---------------
* Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

** Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

Dated: April 30, 2001

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

             /s/ DAVID P. BINKLEY, PH.D.                President and Chief Executive   April 30, 2001
-----------------------------------------------------   Officer, Director (Principal
               David P. Binkley, Ph.D.                       Executive Officer)

                 /s/ JOHN T. SUPAN*                        Chief Financial Officer      April 30, 2001
-----------------------------------------------------     (Principal Financial and
                    John T. Supan                            Accounting Officer)

                  /s/ BROOK BYERS*                                Director              April 30, 2001
-----------------------------------------------------
                     Brook Byers

                                                                  Director
-----------------------------------------------------
                  Samuel D. Colella

                                                                  Director
-----------------------------------------------------
                  Hingge Hsu, M.D.

              /s/ BRIAN METCALF, PH.D.*                           Director              April 30, 2001
-----------------------------------------------------
                Brian Metcalf, Ph.D.

            /s/ WILLIAM RASTETTER, PH.D.*                         Director              April 30, 2001
-----------------------------------------------------
              William Rastetter, Ph.D.

                                                                  Director
-----------------------------------------------------
                   James Schlater

              *By: /s/ DAVID P. BINKLEY
  ------------------------------------------------
                  David P. Binkley
                  Attorney-in-Fact

                                 EXHIBIT INDEX

    NUMBER                      DESCRIPTION OF DOCUMENT
    ------                      -----------------------
     3.1*     Amended and Restated Certificate of Incorporation of the
              Registrant.
     3.2*     Bylaws of Registrant.
    10.1*     Amended and Restated Stockholder Rights Agreement, dated May
              21, 1999.
    10.2*     Offer Letter, dated October 29, 1996, from Registrant to
              David P. Binkley, Ph.D.
    10.3*     Promissory Note Secured by Deed of Trust between the
              Registrant and David P. Binkley, dated December 17, 1996.
    10.4*     Lease Agreement between the Registrant and Tanklage Family
              Partnership, dated July 9, 1999.
    10.5*     Lease Agreement between the Registrant and MK Kojimachi
              Building Co., Ltd., dated September 16, 1997, as amended.
    10.6*     Lease Agreement between the Registrant and
              Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
    10.7*     License and Supply Agreement between the Registrant and
              Symyx Technologies, Inc., dated August 6, 1999.
    10.8*     Manufacturing Agreement between the Registrant and Merck,
              Inc. dated June 24, 1997, as amended.
    10.9*     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.10*    1995 Stock Plan.
    10.11*    1995 Stock Plan Form of Stock Option Agreement.
    10.12*    2000 Stock Incentive Plan.
    10.13*    2000 Employee Stock Purchase Plan.
    21.1**    Subsidiaries of the Registrant.
    23.1      Consent of Ernst & Young LLP, Independent Auditors.
    24.1      Power of Attorney (see Form 10-K signature page).

---------------
* Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

** Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.