Form 10-Q
period 2001-03-31
ARGONAUT TECHNOLOGIES INC
filed 2001-05-14
CIK 1112880

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                              Yes [X]       No [ ]

As of April 30, 2001, 19,145,257 shares of the Registrant's Common Stock, $0.0001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

Argonaut Technologies, Inc.
INDEX
--------------------------------------------------------------------------------



ITEM NO.                                                                    PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements
               (Unaudited) .......................................            3

               Condensed Consolidated Balance Sheet as of
               December 31, 2000 and March 31, 2001 (Unaudited)...            3

               Condensed Consolidated Statement of Operations for
               the Three-Month Periods Ended March 31, 2001 and
               2000 (Unaudited)...................................            4

               Condensed Consolidated Statement of Cash Flows for
               the Three-Month Periods Ended March 31, 2001 and
               2000 (Unaudited)...................................            5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited).............................            6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations................            7


Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk........................................           16


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings..................................           16

Item 2.        Changes in Securities and Use of Proceeds..........           16

Item 3.        Defaults Upon Senior Securities....................           16

Item 4.        Submission of Matters to a Vote of Security
               Holders............................................           16

Item 5.        Other Information..................................           17

Item 6.        Exhibits and Reports on Form 8-K...................           17

Signatures........................................................           17

Exhibits..........................................................           18

--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                           ARGONAUT TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                            March 31,      December 31,
                                                              2001             2000
                                                           -----------     ------------
                                                           (unaudited)          (1)
ASSETS

Current assets:
   Cash and cash equivalents .........................      $  59,266       $  39,147
   Short-term investments ............................          7,981          34,225
   Accounts receivable, net ..........................          3,533           4,088
   Inventories .......................................          3,868           2,782
   Prepaid expenses and other current assets .........            986           1,021
                                                            ---------       ---------
     Total current assets ............................         75,634          81,263

Property and equipment, net ..........................          1,951           1,743
Goodwill and other intangible assets, net ............          8,469              --
Other assets .........................................            141              26
                                                            ---------       ---------
                                                            $  86,195       $  83,032
                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................      $   1,630       $   1,004
   Accrued compensation ..............................            847           1,097
   Other accrued liabilities .........................          1,081           1,209
   Deferred revenue ..................................          1,095           1,534
   Current portion of capital lease obligations ......            288             288
   Notes payable .....................................            540              --
                                                            ---------       ---------
     Total current liabilities .......................          5,481           5,132

Noncurrent portion of capital lease obligations ......            120             180
Other long-term liabilities ..........................            114              --
Stockholders' equity:
   Common stock ......................................              2               2
   Additional paid-in capital ........................        120,178         115,283
   Deferred stock compensation .......................         (2,470)         (3,055)
   Accumulated deficit ...............................        (37,086)        (34,439)
   Other comprehensive (loss) income .................           (144)            (71)
                                                            ---------       ---------
     Total stockholders' equity ......................         80,480          77,720
                                                            ---------       ---------
                                                            $  86,195       $  83,032
                                                            =========       =========


   (1) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
Net sales ........................................      $  4,793       $  3,564

Costs and expenses:
  Cost of sales ..................................         2,322          1,399
  Research and development * .....................         1,576          1,261
  Selling, general & administrative * ............         4,123          2,931
  Amortization of purchased intangibles ..........            72             --
  In-process research and development
   expense .......................................           270             --
                                                        --------       --------

Total costs and expenses .........................         8,363          5,591
                                                        --------       --------

Loss from operations .............................        (3,570)        (2,027)
Other income (expense);
  Interest and other income ......................         1,027            197
  Interest and other expense .....................          (104)          (187)
                                                        --------       --------

Net loss .........................................      $ (2,647)      $ (2,017)
                                                        ========       ========

Net loss per share, basic and diluted ............      $  (0.14)      $  (0.86)
                                                        ========       ========

Weighted-average shares used in computing
net loss per share, basic and diluted ............        18,586          2,350
                                                        ========       ========


* Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:

Research and development .........................      $    294       $    256
Selling, general and administrative ..............           408            350
                                                        --------       --------
                                                        $    702       $    606
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

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    -----------------------
                                                                                      2001           2000
                                                                                    --------       --------
Cash flows from operating activities:
   Net loss ..................................................................      $ (2,647)      $ (2,017)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...........................................           252            182
     Stock compensation ......................................................           702            606
     In-process research and development .....................................           270             --
     Change in cumulative translation adjustment .............................           (73)           (28)
     Changes in assets and liabilities:
       Accounts receivable ...................................................         1,011          1,167
       Inventories ...........................................................          (398)          (390)
       Prepaid expenses and other current assets .............................            81             10
       Other assets, long term ...............................................            23             --
       Accounts payable ......................................................           313            (98)
       Accrued compensation ..................................................          (250)          (201)
       Other accrued liabilities .............................................          (479)            49
       Deferred revenue ......................................................          (858)          (542)
                                                                                    --------       --------
         Net cash used in operating activities ...............................        (2,053)        (1,262)
                                                                                    --------       --------

Cash flows from investing activities:
   Capital expenditures, net .................................................          (159)          (335)
   Proceeds from the sale of short term investments ..........................            --            990
   Proceeds from the maturities of short term investments ....................        32,344             --
   Purchase of short term investments ........................................        (6,100)            --
   Purchase of Camile Products, LLC (net of cash received) ...................        (3,964)            --
                                                                                    --------       --------
         Net cash provided by investing activities ...........................        22,121            655
                                                                                    --------       --------

Cash flows from financing activities:
   Repayments of long-term debt ..............................................            --           (292)
   Principal payments on capital lease obligations ...........................           (60)           (90)
   Proceeds from issuance of common stock, net ...............................           111             43
                                                                                    --------       --------
         Net cash provided (used) in financing activities ....................            51           (339)
                                                                                    --------       --------


Net increase (decrease) in cash and cash equivalents .........................        20,119           (946)
Cash and cash equivalents at beginning of period .............................        39,147          4,946
                                                                                    --------       --------

Cash and cash equivalents at end of period ...................................      $ 59,266       $  4,000
                                                                                    ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest ....................................................      $     18       $    135
                                                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Deferred stock compensation ................................................      $    585       $    540
                                                                                    ========       ========

Cash flow for acquisition of Camile Product, LLC:
   Tangible assets acquired (excluding $35 cash received) ....................      $  1,557
   Purchased in-process research and development .............................           270
   Goodwill and other intangible assets required .............................         8,541
   Acquisition costs incurred ................................................          (253)
   Liabilities assumed .......................................................        (1,484)
   Common stock issued .......................................................        (4,667)
                                                                                    --------
      Cash paid for acquisition (net of $35 cash received) ...................      $  3,964
                                                                                    ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARGONAUT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K, as amended, for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001, or any other future period.

NOTE 2 - INVENTORIES

        Inventories consist of the following(in thousands):

                                                       March 31,    December 31,
                                                         2001          2000
                                                       ---------    ------------
         Raw materials ..........................       $2,673        $1,693
         Work-in-process ........................          959           649
         Finished goods .........................          236           440
                                                        ------        ------

                                                        $3,868        $2,782
                                                        ======        ======

NOTE 3 -- NET LOSS PER SHARE

     Net loss per share has been computed according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earning per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities (calculated using the treasury stock and as-if-converted method).

     Pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of preferred stock (using the as-if-converted method) from the original date of issuance. All outstanding preferred stock was automatically converted to common stock upon the close of the company's initial public offering in July 2000.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

                                                             Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
Basic and diluted:
  Weighted-average shares of common stock
  outstanding used in net loss per share,
  basic and diluted ................................        18,586          2,350

Adjustments to reflect weighted-average
  effect of assumed conversion of preferred
  stock ............................................            --          9,979
                                                          --------       --------

Weighted-average shares used in proforma
  net loss per share, basic and diluted ............        18,586         12,329
                                                          ========       ========

Proforma net loss per share, basic and
  diluted ..........................................      $  (0.14)      $  (0.16)
                                                          ========       ========

NOTE 4 -- COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company's short-term investments and foreign currency translation adjustments.

        For the three months ended March 31, 2001 and 2000, comprehensive net income (loss) is as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         2001            2000
                                                       --------        --------
        Net (loss) .............................       $ (2,647)       $ (2,017)

        Other comprehensive (loss) .............            (73)            (28)
                                                       --------        --------

        Comprehensive (loss) ...................       $ (2,720)       $ (2,045)
                                                       ========        ========

NOTE 5 -- BUSINESS COMBINATION

      On March 1, 2001, the Company acquired all of the assets and certain liabilities of Camile Products, LLC and renamed this subsidiary Argonaut Technologies Systems, Inc. Argonaut Technologies Systems, Inc. markets software solutions that allow pharmaceutical and chemical companies to automate and precisely control chemical reactions. The transaction was accounted for using the purchase accounting method and accordingly, the accompanying financial statements include the results of operations of Argonaut Technologies Systems, Inc. subsequent to the acquisition date. The transaction was valued at approximately $8.9 million and was comprised of $4.0 million cash, 666,667 shares of the Company's common stock, and expenses related to the transaction.

        The total purchase cost of Argonaut Technologies Systems, Inc. is as follows (in thousands):

        Cash .................................................         $4,000
        Fair value of securities issued ......................          4,667
                                                                       ------
                                                                       $8,667

        Estimated transaction costs and expenses .............            253
                                                                       ------
                                                                       $8,920
                                                                       ======

The Company preliminarily allocated the purchase price based on the estimated fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the acquisition, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks. The Company will finalize the purchase price allocation subsequent to the receipt of the final independent appraisal report and validation of its result by the Company.

        The preliminary purchase price allocation is as follows (in thousands):

        Net tangible assets ...............................       $  109
        In-process research and development ...............          270
        Goodwill and other purchased intangible
          assets ..........................................        8,541
                                                                  ------
                                                                  $8,920

        Goodwill and other purchased intangible assets are being amortized on a straight-line basis over an estimated useful life of ten years. The Company will reassess this upon finalization of the purchase price allocation.

The table below presents the pro forma consolidated results of operations and earnings per share for the Company. The transaction is assumed to have been completed on January 1, 2001 for the period ended March 31, 2001 and January 1, 2000 for the period ended March 31, 2000 and excludes charges for in-process research and development and goodwill amortization. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                                         Three Months Ended
                                                              March 31,
                                                        2001             2000
                                                      --------         --------
                                                        (in thousands, except
                                                           per share data)
         Net revenue .........................        $  5,560         $  4,255

         Net loss ............................          (2,736)          (2,147)

         Loss per share ......................        $  (0.14)        $  (0.71)

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS 133, as amended, is effective for the first fiscal quarter in fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001 and does not expect this pronouncement to materially impact the results of its operations, as it does not currently hold or engage in hedging activities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below and other parts of this Form 10-Q contain certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of
Section 21E of the Securities Exchange Act of 1934. Factors that might cause differences include, but are not limited to, those discussed in the section entitled "Additional Factors That May Effect Future Results" and those appearing elsewhere in this Form 10-Q, our Form 10-K, as amended, and other filings with the Securities and Exchange Commission. Except for historical information contained herein, the matters discussed herein this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Examples of such forward-looking statements include statements about the possible impact of future product and technology platform introductions, statements about future expenses, as well as potential related revenues, statements about revenues expected from our Endeavor product, statements about anticipated future lower costs of sales related to increased production volumes, improvements in our manufacturing process and statements about our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 24 months.

OVERVIEW

     On March 1, 2001, the Company completed the acquisition of Camile
Products, LLC and renamed this subsidiary Argonaut Technologies Systems, Inc. The acquisition was accounted for using the purchase accounting method. The transaction was valued at approximately $8.9 million and was comprised of $4.0 million cash, 666,667 shares of the Company's common stock, and expenses related to the transaction. Argonaut Technologies Systems, Inc. markets software solutions that allow pharmaceutical and chemical companies to automate and precisely control chemical reactions.

     The Company markets eight instrument products including two instruments launched in mid-2000, the Surveyor and the Endeavor. These two new instruments were developed specifically for synthesis requirements in clinical development. With the addition of these instruments, Argonaut's products cover the complete range of lead optimization, pre-clinical and clinical development for our customers. Revenues from the sales of our instrument products are recognized when delivery and installation of the product is complete. The Company also derives revenues from the sale of reagents and other instrument consumables.

      The Company recorded deferred stock compensation in connection with the grant of stock options to employees prior to its initial public offering of approximately $6.6 million. These amounts are recorded as a component of stockholders' equity and are being amortized as charges to operations. As of March 31, 2001, the Company had a total of $2.5 million to be amortized over the remaining vesting period of options. The Company also records stock compensation for options granted to consultants that are periodically re-measured as they vest, in accordance with SFAS 123 and EITF 96-18. For the quarters ended March 31, 2001 and 2000 the combined deferred compensation charges to operations aggregated approximately $702,000 and $606,000, respectively.

RESULTS OF OPERATIONS

Net Sales

     Net sales increased to $4.8 million for the three months ended March 31, 2001 from $3.6 million in the same period of 2000. This increase was due to higher sales in both instruments and consumables. The increase in instrument sales was primarily due to our two most recent instruments, the Surveyor and the Endeavor.

Cost of sales

     Cost of sales increased to $2.3 million in the first quarter of 2001 from $1.4 million in the first quarter of 2000. This increase was primarily attributable to higher sales volume and also the continuation of higher production costs for the more recently launched Surveyor and Endeavor.

Research and development expenses

     Research and development expenses increased to $1.6 million in the first quarter of 2001 from $1.3 million in the first quarter of 2000. This increase was primarily attributable to new product initiatives including new chemistry product development as well as additional expenses for Argonaut Technologies Systems for the month of March 2001 not reflected in the prior year. Stock based compensation was also up modestly from the prior year. Personnel levels and related costs remained relatively constant in 2001 and 2000.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased to $4.1 million in the first quarter of 2001 from $2.9 million in the same period of 2000. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel and the cost of facilities. The increase was attributable to the further expansion of our direct sales force, the additional costs of being a public company not reflected in the prior year, additional expenses for the month of March 2001 related to Argonaut Technologies Systems, and also due to a modest increase in the charges for stock based compensation.

Amortization of purchased intangibles and in-process R&D expense

        The Company recorded amortization of purchased intangibles of $72,000 and a one-time charge of $270,000 for in-process research and development expenses related to the acquisition of Camile Products, LLC (now Argonaut Technologies Systems,

Inc.). The Company allocated the purchase price based on the fair value of the net tangible and intangible assets acquired, using a preliminary independent appraisal, which is subject to change. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the acquisition, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks. The Company will finalize the purchase price allocation subsequent to the receipt of the final independent appraisal report and validation of its result by the Company.

Interest and other income

     Interest and other income increased for the quarter ended March 31, 2001 as compared to 2000 primarily because of greater levels of funds available for investments. This was substantially influenced by the proceeds received from the Company's initial public offering in the third quarter of 2000.

Interest and other expense

     Interest and other expense was reduced during the three months ended 2001 due to the continuing pay down of debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had cash, cash equivalents and short-term investments of $67.2 million compared to $73.4 million at December 31, 2000. The decrease was primarily due to the use of $4.3 million in connection with the purchase of Camile Products, LLC (now Argonaut Technologies Systems, Inc.) and related expenses as well as cash used in operating activities of approximately $2.1 million.

     Net cash used to support operating activities has historically fluctuated based on the timing of payments of accounts payable balances, receipts of customer deposits, receipt of payments of accounts receivable balances, changes in inventory balances resulting from varying levels of manufacturing activities, the timing of research and development projects, expansion of our sales and marketing organization and fluctuations in the Company's net loss.

     Net cash provided by investing activities totaled $22.1 million and $0.7 million for the three months ended March 31, 2001 and 2000, respectively. This increase in the first three months of 2000 was primarily attributable to proceeds from the maturity of short-term investments to provide cash to fund the Company's ongoing operating activities. Offsetting this increase was $4.0 million of cash used in connection with the purchase of Camile Products, LLC (now Argonaut Technologies Systems, Inc.) and cash used to purchase short-term investments.

     Net cash provided in financing activities was $0.1 million versus ($0.3) million for the three months ended March 31, 2001 and 2000, respectively. The change was primarily due to the Company's repayment of long-term debt in the first quarter of 2000.

     The Company expects to have negative cash flows from operations through at least mid 2002. In addition, we expect to incur increasing development expenses, as well as expenses for additional personnel for production and commercialization efforts, and we may never generate positive cash flows. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances will be sufficient to fund our operations at least through the next 24 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY AND MAY BE REQUIRED TO RAISE ADDITIONAL FUNDS IF LOSSES CONTINUE.

     We have incurred operating losses and negative cash flows from operations since our inception. As of March 31, 2001, we had an accumulated deficit of $37.1 million and we recorded net losses of $2.6 million for the quarter ended March 31, 2001. We expect to continue to incur operating and net losses and negative cash flows from operations, which may increase, for the foreseeable future.

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

OUR PRODUCT DEVELOPMENT EFFORTS MAY NOT PRODUCE COMMERCIALLY VIABLE PRODUCTS

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

     We market our products to pharmaceutical, biotechnology, life sciences and other chemical research companies, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research equipment and the policies regarding capital expenditures. In particular, the volatility of the public stock market for biotechnology and related companies has at certain times significantly impacted their ability to raise capital, which has directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. Any decrease or delay in capital spending by life sciences companies could cause our revenues to decline and harm our profitability

OUR PRODUCTS HAVE LENGTHY SALES CYCLES, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

     Our ability to obtain customers for our products depends in significant part upon the perception that our products can help accelerate efforts in drug development. The sale of many of our products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycles of many of our products are lengthy and subject to a number of risks that are beyond our control, including customers' budgetary constraints and internal acceptance reviews. Our revenues could fluctuate significantly from quarter to quarter, due to this lengthy and unpredictable sales cycle. In particular, our operating results in the first and third quarters have historically been depressed. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenues decline or do not grow as we anticipate, we might not be able to correspondingly reduce our operating expenses. Our failure to achieve our anticipated levels of revenues could significantly harm our operating results for a particular fiscal period. Due to the possibility of fluctuations in our operating results, we believe that quarter-to-quarter comparisons of our operating results are not always a good indication of our future performance.

IN CONNECTION WITH OUR RECENT ACQUISITION AND IF WE CHOOSE TO ACQUIRE ADDITIONAL NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

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

OUR DIRECT SALES FORCE MAY NOT BE SUFFICIENTLY LARGE TO SUCCESSFULLY ADDRESS THE MARKET FOR OUR PRODUCTS.

     We sell a major portion of our products through our own sales force. We believe that we will need to expand our direct sales and marketing force to successfully address the market for our products. We may not be able to build an efficient and effective sales and marketing force. Our failure to build an efficient and effective sales and marketing force could negatively impact sales of our products, thus reducing our revenues and profitability

FAILURE TO EXPAND OUR INTERNATIONAL SALES AS WE INTEND WOULD REDUCE OUR ABILITY TO BECOME PROFITABLE.

     We will need to sell a significant number of our products outside of the United States to achieve our sales objectives. To be successful in our international efforts, we will need to expand our direct sales force to conduct international operations and develop relationships with international dealers and distributors. We may not be able to expand our sales force or identify, attract or retain suitable international dealers and distributors. As a result, we may be unsuccessful in our international expansion efforts. We must continue to establish and expand foreign operations and hire additional personnel to run these operations, in order to expand our presence into international markets.

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

    -   changes in regulatory requirements;

    -   potentially adverse tax consequences, and;

    -   political and economic instability.

     In addition, we conduct a portion of our business in Japanese yen and other non-U.S. dollar currencies. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business will cause us to incur foreign currency translation gains and losses. To date, our foreign currency translation gains and losses have not been substantial. Our international operations will also be subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether tariffs or restrictions upon the exportation of our products will be implemented by the United Sates or other countries.

IF WE LOSE OUR EXCLUSIVE LICENSE TO PROPRIETARY TECHNOLOGY INCORPORATED INTO OUR PRODUCTS WE MAY BE UNABLE TO CONTINUE SELLING THOSE PRODUCTS.

     We have developed some of our products based on proprietary technology originally developed by third parties. We currently have exclusive licenses to use such technology in our products that are subject to termination in certain events. In particular, our license to proprietary technology belonging to Symyx, which is incorporated into our Endeavor product, is subject to termination at Symyx's or our option upon six months prior notice at any time after December 31, 2000. Our sales of this product constitute an increasingly significant portion of our revenue. We estimate that sales of this product will constitute approximately 10 to 15% of our revenues this year. This estimate depends on a variety of factors, including increased demand, and we cannot be certain that this estimate will be accurate. If licensors terminate our licenses to any such technology, our revenues will decline.

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

    - expanding and improving our domestic and international sales and marketing capabilities; and

    - developing and improving our operational, financial, accounting and other internal systems and controls consistent with our pace of growth; and,

    - integrating and successfully managing operations at Argonaut Technologies Systems and any other businesses that we may acquire in the future

     If we are unable to manage our growth successfully, our operations will suffer.

IF WE ARE UNABLE TO RETAIN THE PRINCIPAL MEMBERS OF OUR MANAGEMENT TEAM AND OTHER KEY EMPLOYEES OR TO RECRUIT SALES, SUPPORT AND OTHER ADDITIONAL PERSONNEL, OUR OPERATING RESULTS COULD SUFFER.

     We are highly dependent on the principal members of our management team and scientific staff. In particular, but without limitation, we are highly dependent on David Binkley, our Chairman and Chief Executive Officer, Lissa Goldenstein, our President and Chief Operating Officer, Jan Hughes, our Senior Vice President and Chief Technology Officer, and John Supan, our Vice President, Finance and Chief Financial Officer. Our loss of the services of any of these persons or our other key personnel could delay or reduce our product development and commercialization efforts. None of the principal members of our management team and scientific staff have entered into employment agreements with us nor do we have any key person life insurance on such individuals. We believe that we will need to recruit additional sales and customer support personnel with the requisite backgrounds and expertise. Hiring such personnel is very competitive in our industry. In addition, we will require additional personnel in the areas of chemistry research, product development, manufacturing, finance and administration. In particular, it is difficult to attract and retain qualified individuals with the requisite experience in chemistry. We may not be able to attract and retain the requisite personnel, which could seriously harm our ability to manage business.

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

    -   pharmaceutical companies developing their own instruments; and

    - companies marketing products based upon parallel synthesis and other innovative technologies, such as Mettler-Toledo AG and several smaller instrument and reagent companies

     Many of our competitors have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. We face, and will continue to face, intense competition from organizations serving the life sciences industry that are developing or marketing competing products and technologies. These organizations may develop products or technologies that are superior to our products or technologies in terms of performance, cost or both. These organizations may offer price discounts or other concessions as a competitive tactic that we may not be in a position to match.

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

IF WE INFRINGE ON OR MISAPPROPRIATE THE PROPRIETARY RIGHTS OF OTHERS OR WE ARE UNABLE TO PROTECT OUR OWN INTELLECTUAL PROPERTY RIGHTS OUR REVENUES COULD BE HARMED.

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

RISKS RELATED TO OUR RECENTLY COMPLETED INITIAL PUBLIC OFFERING

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE, AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

     The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

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

OUR PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS OWN APPROXIMATELY 50% OF OUR COMMON STOCK, WHICH MAY PREVENT NEW INVESTORS FROM INFLUENCING CORPORATE DECISIONS.

     Our stockholders who currently own over 5% of our common stock, our directors and executive officers beneficially own approximately 50% of our outstanding common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

SALES OF LARGE NUMBERS OF SHARES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our initial public offering are now freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our "affiliates", as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act.

     On September 22, 2000, we registered 4,059,147 shares of common stock that are reserved for issuance upon exercise of options granted under our stock option and employee stock purchase plans. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk disclosures have not changed significantly from those set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K, as amended, for the year ended December 31, 2000.

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

        Not applicable.

ITEM 5: OTHER INFORMATION

        Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

     None.

b: Reports on Form 8-K

     On February 12, 2001 and March 16, 2001 the Company filed reports on Form 8-K, respectively, for the signing of a definitive agreement for and the subsequent completion of the acquisition of the former Camile Products LLC.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ARGONAUT TECHNOLOGIES, INC.

Date: May 11, 2001            By:
                                  ----------------------------------------------
                                  David P. Binkley, Ph.D.
                                  CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                  (DULY AUTHORIZED AND PRINCIPAL EXECUTIVE
                                  OFFICER)

                              By:
                                  ----------------------------------------------
                                  John T. Supan
                                  VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL
                                  OFFICER
                                  (DULY AUTHORIZED AND PRINCIPAL FINANCIAL
                                  OFFICER)