Form 10-K405/A
period 2000-12-31
ARGONAUT TECHNOLOGIES INC
filed 2001-05-22
CIK 1112880

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]


     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $42,405,000 as of April 30, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on April 30, 2001, 2001 was 19,145,257 shares.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ARGONAUT TECHNOLOGIES, INC.

                                   FORM 10-K

                                     INDEX


                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    15
Item 3.    Legal Proceedings...........................................    15
Item 4.    Submission of Matters to a Vote of Security Holders.........    15

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    16
Item 6.    Selected Financial Data.....................................    17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    18
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    21
Item 8.    Financial Statements and Supplementary Data.................    29
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    48

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........    48
Item 11.   Executive Compensation......................................    50
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    55
Item 13.   Certain Relationships and Related Transactions..............    57

                                   PART IV
Item 14.   Exhibits, Financial Statements, Schedule, and Reports on
           Form 8-K....................................................    58
SIGNATURES.............................................................    59

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

                                   [GRAPHIC]

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


OUR PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS OWN APPROXIMATELY 59% OF OUR COMMON STOCK, WHICH MAY PREVENT NEW INVESTORS FROM INFLUENCING CORPORATE DECISIONS.



     Our stockholders who currently own over 5% of our common stock, our directors and executive officers own approximately 59% of our outstanding common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   30
Consolidated Balance Sheets.................................   31
Consolidated Statements of Operations.......................   32
Consolidated Statement of Shareholders' Equity..............   33
Consolidated Statements of Cash Flows.......................   34
Notes to Consolidated Financial Statements..................   35

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

HINGGE HSU, M.D.
Director since 1999


     Dr. Hsu, age 43 is a Managing Director of the Private Equity Group with Lehman Brothers in New York, which he joined in May 2001. From 1998 to 2001, he was a partner with Schroder Ventures, Boston, a dedicated healthcare and life sciences private equity fund, where he has had the primary responsibility for biotechnology and other life sciences investments. From 1996 to 1998, Dr. Hsu was a principal in the Investment Banking Department at Robertson Stephens where he led a variety of equity and merger and acquisition transactions in the life sciences sector. From 1995 to 1996, and from 1993 to 1995, he held various business development and strategic planning positions at Chiron Corporation and Gensia, Inc. respectively. Dr. Hsu received a B.A. degree in chemistry and biology from the University of California, San Diego, an M.D. degree from Yale University School of Medicine and an M.B.A. from Harvard Business School. Dr. Hsu's term expires in 2001. Mr. Hsu is a member of the Company's Audit Committee.

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


                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                    OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                 SHARES                          DECEMBER 31, 2000           DECEMBER 31, 2000(1)
                                ACQUIRED         VALUE      ---------------------------   ---------------------------
            NAME              UPON EXERCISE   REALIZED(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              -------------   -----------   -----------   -------------   -----------   -------------
David P. Binkley............     102,240       $816,697       64,646         109,577       $514,335       $819,686
Lissa A. Goldenstein........      34,203        269,475       16,504          76,934        127,629        395,343
Jan K. Hughes...............      25,611        203,146       13,367          22,532        103,110        171,640
Laura S. Lehman.............          --             --       29,343          58,685        216,082        432,156
Terry D. Long...............      76,831        646,092        3,301           7,897         25,867         61,444


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

  The Importance of Ownership


     A fundamental basis of the Company's compensation policy is that significant equity participation creates a vital long-term partnership between management and other stockholders. Through various stock incentive plans such as, 1995 Incentive Stock Plan and the 2000 Incentive Stock Plan, the benefits of equity ownership are extended to non-employee directors, executive officers and employees of the Company and its subsidiaries. As of March 31, 2001, the directors and executive officers of the Company owned an aggregate of 946,191 and had the right to acquire an additional 201,598 shares upon the exercise of stock options.


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

                COMPARISON OF SIX MONTH CUMULATIVE TOTAL RETURN
                          ARGONAUT TECHNOLOGIES, INC.
                         THE NASDAQ COMPOSITE INDEX AND
                            THE NASDAQ BIOTECH INDEX

                           ARGONAUT PERFORMANCE GRAPH


--------------------------------------------------------------------------------
COMPANY/INDEX/MARKET   Jul-00    Aug-00    Sep-00    Oct-00    Nov-00    Dec-00
--------------------------------------------------------------------------------
 AGNT                   $100      $116      $124      $120       $74       $57
 NASDAQ Biotech
  Index                 $100      $104      $101      $ 92       $80       $83
 NASDAQ Market Index    $100      $101      $ 88      $ 81       $62       $59
--------------------------------------------------------------------------------


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of May 14, 2001, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each director and each nominee for director to the Company, (ii) each of the executive officers named in the Summary Compensation Table appearing herein,
(iii) any person (including any group as that term is used in Section 13(d)(3) of the Exchange Act), known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, and (iv) all directors and named executive officers of the Company as a group. The number and percentage of shares beneficially owned are based on the aggregate of 19,145,817 shares of Common Stock outstanding as of May 14, 2001. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of May 14, 2001 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage of ownership of that person but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company. The address for those individuals for which an address is not otherwise indicated is: 887 Industrial Road, Suite G, San Carlos, CA 94070.



                                                          NUMBER OF       SHARES        PERCENT OF
                                                           SHARES       ACQUIRABLE     COMMON STOCK
                    BENEFICIAL OWNER                        OWNED     WITHIN 60 DAYS   OUTSTANDING
                    ----------------                      ---------   --------------   ------------
DIRECTORS AND NAMED EXECUTIVE OFFICERS
  David P. Binkley, Ph.D................................    397,960       97,199            2.6%
  Lissa A. Goldenstein..................................     34,203       40,197              *
  Jan K. Hughes.........................................    242,446       24,720            1.4%
  Laura S. Lehman, Ph.D.(1).............................     32,420        7,335              *
  Terry D. Long.........................................     77,055        8,251              *
  Brook H. Byers(2).....................................  2,238,810           --           11.7%
  Samuel Colella(3).....................................  2,542,327           --           13.3%
  Hingge Hsu, M.D.,.....................................         --           --             --
  Brian Metcalf, Ph.D...................................         --        9,170             --
  William Rastetter, Ph.D...............................     48,738       26,409              *
  All directors and named executive officers as a group
     (10 persons).......................................  5,613,959      213,281           30.1%
FIVE PERCENT STOCKHOLDERS
  Funds associated with Institutional Venture
     Partners(3)
     3000 Sand Hill Road, Building 2, Suite 290
     Menlo Park, CA 94025...............................  2,542,327           --           13.3%
  Funds associated with Kleiner Perkins Caulfield &
     Byers(4)
     2750 Sand Hill Road
     Menlo Park, CA 94025...............................  2,209,171           --           11.5%
  Funds associated with Lone Pine Capital(5)
     2 Greenwich Plaza
     Greenwich, C T 06830...............................  1,725,600           --            9.0%
  Funds associated with Schroder Ventures(6)
     P.O. Box HM 1368
     Hamilton, HM FX
     Bermuda............................................  1,530,434           --            8.0%
  Funds associated with RS Investment Management, Co.,
     LLC(7)
     388 Market Street
     San Francisco, CA 94111............................  1,175,384           --            6.1%


---------------

* Represents beneficial ownership of less than 1%

(1)Dr. Lehman, the former Vice President, Business Development, left the employ of the Company on May 1, 2001.



(2)Includes 29,639 shares owned directly and 2,209,171 shares held by Kleiner Perkins Caulfield & Byers VII, as listed below in note 4. Mr. Brook Byers, one of our directors, is a general partner of these funds. Mr. Byers disclaims beneficial ownership of the shares held by these funds listed in note 4, except to the extent of this pecuniary interest therein.



(3)Includes 2,460,020 shares held by Institutional Ventures Partners VI, L.P., 60,646 shares held by Institutional Venture Management VI and 21,661 shares held by IVP Founders Fund I. Mr. Samuel Colella, one of our directors, is a general partner of these funds. Mr. Colella disclaims beneficial ownership of the shares held by these funds except to the extent of his pecuniary interest therein.



(4)Includes 2,209,171 shares held by Kleiner Perkins Caulfield & Byers VII. Mr. Brook Byers, one of our directors, is a general partner of these funds. Mr. Byers disclaims beneficial ownership of the shares held by these funds except to the extent of this pecuniary interest therein.



(5)Includes 62,121 shares held by Lone Spruce, LP., 136,326 shares held by Lone Balsam, L.P., 113,889 shares held by Lone Sequoia, L.P. and 1.413.264 shares held by Lone Pine Capital, L.L.C.



(6)Includes 1,207,446 shares held by Schroder Ventures Life Sciences Fund II, LPI and 322,988 shares held by Schroder Ventures Life Sciences Fund II, LP2.



(7)Includes 766,523 shares held by RS&CO IV, L.P., 253,137 shares held by The Robertson Stephens Orphan Fund, L.P., 155,724 shares held by The Robertson Stephens Orphan Offshore Fund, L.P.


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

                                          ARGONAUT TECHNOLOGIES, INC.

                                          By:  /s/ DAVID P. BINKLEY, PH.D.
                                            ------------------------------------
                                                  David P. Binkley, Ph.D.

                                            Chairman and Chief Executive Officer



Dated: May 22, 2001


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


                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

             /s/ DAVID P. BINKLEY, PH.D.                 Chairman and Chief Executive     May 22, 2001
-----------------------------------------------------    Officer, Director (Principal
               David P. Binkley, Ph.D.                        Executive Officer)

                 /s/ JOHN T. SUPAN*                         Chief Financial Officer       May 22, 2001
-----------------------------------------------------      (Principal Financial and
                    John T. Supan                             Accounting Officer)

                  /s/ BROOK BYERS*                                 Director               May 22, 2001
-----------------------------------------------------
                     Brook Byers

                                                                   Director
-----------------------------------------------------
                  Samuel D. Colella

                                                                   Director
-----------------------------------------------------
                  Hingge Hsu, M.D.

              /s/ BRIAN METCALF, PH.D.*                            Director               May 22, 2001
-----------------------------------------------------
                Brian Metcalf, Ph.D.

            /s/ WILLIAM RASTETTER, PH.D.*                          Director               May 22, 2001
-----------------------------------------------------
              William Rastetter, Ph.D.

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