Form 10-Q
period 2001-06-30
ARGONAUT TECHNOLOGIES INC
filed 2001-08-13
CIK 1112880

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                              Yes [X]       No [ ]

As of June 30, 2001, 19,178,572 shares of the Registrant's Common Stock, $0.0001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

Argonaut Technologies, Inc.
INDEX
--------------------------------------------------------------------------------





ITEM NO.                                                                    PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements
               (Unaudited) .......................................            3

               Condensed Consolidated Balance Sheet as of
               June 30, 2001 (Unaudited) and December 31, 2000...             3

               Condensed Consolidated Statement of Operations for
               the Three- and Six-Month Periods Ended June 30, 2001 and
               2000 (Unaudited)...................................            4

               Condensed Consolidated Statement of Cash Flows for
               the Six-Month Periods Ended June 30, 2001 and
               2000 (Unaudited)...................................            5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited).............................            6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations................            7


Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk........................................           16


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings..................................           16

Item 2.        Changes in Securities and Use of Proceeds..........           16

Item 3.        Defaults Upon Senior Securities....................           16

Item 4.        Submission of Matters to a Vote of Security
               Holders............................................           16

Item 5.        Other Information..................................           17

Item 6.        Exhibits and Reports on Form 8-K...................           17

Signatures........................................................           17

Exhibits..........................................................           18

--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                           ARGONAUT TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)




                                                            June 30,       December 31,
                                                              2001             2000
                                                           -----------     ------------
                                                           (unaudited)          (1)

ASSETS

Current assets:
   Cash and cash equivalents .........................      $  35,751       $  39,147
   Short-term investments ............................         27,573          34,225
   Accounts receivable, net ..........................          2,196           4,088
   Inventories .......................................          4,344           2,782
   Prepaid expenses and other current assets .........          1,183           1,021
                                                            ---------       ---------
     Total current assets ............................         71,047          81,263

Property and equipment, net ..........................          1,947           1,743
Goodwill and other intangible assets, net ............          8,253              --
Other assets .........................................            141              26
                                                            ---------       ---------
                                                            $  81,388       $  83,032
                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................      $   1,380       $   1,004
   Accrued compensation ..............................            842           1,097
   Other accrued liabilities .........................          1,310           1,209
   Deferred revenue ..................................            763           1,534
   Current portion of capital lease obligations ......            247             288
                                                            ---------       ---------
     Total current liabilities .......................          4,542           5,132

Noncurrent portion of capital lease obligations ......             98             180
Other long-term liabilities ..........................            114              --
Stockholders' equity:
   Common stock ......................................              2               2
   Additional paid-in capital ........................        120,384         115,283
   Deferred stock compensation .......................         (1,999)         (3,055)
   Accumulated other comprehensive loss ..............           (128)            (71)
   Accumulated deficit ...............................        (41,625)        (34,439)
                                                            ---------       ---------
     Total stockholders' equity ......................         76,634          77,720
                                                            ---------       ---------
                                                            $  81,388       $  83,032
                                                            =========       =========

(1) The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)


                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                          -----------------------       ----------------------
                                                            2001           2000           2001           2000
                                                          --------       --------       --------       --------
Net sales ..........................................      $  3,069       $  4,063       $  7,862       $  7,627

Costs and expenses:
  Cost of sales ....................................         1,842          1,864          4,164          3,263
  Research and development (Note 1) ................         1,929          1,250          3,505          2,511
  Selling, general & administrative (Note 1) .......         4,251          3,619          8,374          6,550
  Amortization of purchased intangibles ............           216             --            288             --
  In-process research and development
   expense .........................................            --             --            270             --
                                                          --------       --------       --------       --------

Total costs and expenses ...........................         8,238          6,733         16,601         12,324
                                                          --------       --------       --------       --------

Loss from operations ...............................        (5,169)        (2,670)        (8,739)        (4,697)
Other income (expense):
  Interest and other income ........................           727            108          1,754            305
  Interest and other expense .......................           (97)          (153)          (201)          (340)
                                                          --------       --------       --------       --------

Net loss ...........................................      $ (4,539)      $ (2,715)      $ (7,186)      $ (4,732)
                                                          ========       ========       ========       ========

Net loss per share, basic and diluted ..............      $  (0.24)      $  (1.02)      $  (0.38)      $  (1.89)
                                                          ========       ========       ========       ========

Weighted-average shares used in computing
net loss per share, basic and diluted ..............        19,139          2,651         18,862          2,501
                                                          ========       ========       ========       ========

Note 1: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:

Research and development ...........................      $    125       $    379       $    419       $    635
Selling, general and administrative ................           339            786            747          1,136
                                                          --------       --------       --------       --------
                                                          $    464       $  1,165       $  1,166       $  1,771
                                                          ========       ========       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                        ---------------------------
                                                                                           2001             2000
                                                                                        ----------       ----------
Cash flows from operating activities:
   Net loss ......................................................................      $   (7,186)      $   (4,732)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...............................................             537              373
     Stock compensation ..........................................................           1,056            1,268
     Issuance of equity for noncash benefits .....................................             110              502
     Unrealized gain on investments ..............................................             (63)               -
     In-process research and development .........................................             270                -
     Change in cumulative translation adjustment .................................             (57)             (37)
     Changes in assets and liabilities:
       Accounts receivable .......................................................           2,348            1,435
       Inventories ...............................................................            (874)            (445)
       Prepaid expenses and other current assets .................................            (116)            (367)
       Other assets, long term ...................................................              23                -
       Accounts payable ..........................................................              63               (5)
       Accrued compensation ......................................................            (255)             (28)
       Other accrued liabilities .................................................            (250)              62
       Deferred revenue ..........................................................          (1,190)          (1,175)
                                                                                        ----------       ----------
Net cash used in operating activities ............................................          (5,584)          (3,149)
                                                                                        ----------       ----------

Cash flows from investing activities:
   Capital expenditures, net .....................................................            (224)            (479)
   Proceeds from the sale of short term investments ..............................               -            1,790
   Proceeds from the maturities of short term investments ........................          33,938            5,271
   Purchase of short term investments ............................................         (27,284)          (1,852)
   Purchase of Camile Products, LLC (net of cash received) .......................          (3,964)               -
                                                                                        ----------       ----------
         Net cash provided by investing activities ...............................           2,466            4,730
                                                                                        ----------       ----------

Cash flows from financing activities:
   Repayments of long-term debt ..................................................            (540)            (592)
   Principal payments on capital lease obligations ...............................            (123)            (160)
   Proceeds from issuance of common stock, net ...................................             324              216
                                                                                        ----------       ----------
         Net cash used in financing activities ...................................            (339)            (536)
                                                                                        ----------       ----------

Net increase (decrease) in cash and cash equivalents .............................          (3,457)           1,045
Cash and cash equivalents at beginning of period .................................          39,147            4,946
                                                                                        ----------       ----------

Cash and cash equivalents at end of period .......................................      $   35,690       $    5,991
                                                                                        ==========       ==========

Cash flow for acquisition of Camile Product, LLC:
   Tangible assets acquired (excluding $36 cash received) ........................      $    1,557
   Purchased in-process research and development .................................             270
   Goodwill and other intangible assets acquired .................................           8,541
   Acquisition costs incurred ....................................................            (253)
   Liabilities assumed ...........................................................          (1,484)
   Common stock issued ...........................................................          (4,667)
                                                                                        ----------
      Cash paid for acquisition (net of $36 cash received) .......................      $    3,964
                                                                                        ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARGONAUT TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K, as amended, for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001, or any other future period.

      The Company recognizes revenue from product sales upon transfer of title, after collectibility is assured and fees are fixed and determinable. For products with no future obligation, revenue is recognized upon shipment when the recognition criteria have been met. For those products where the Company has obligations to provide installation services, revenue is recognized upon installation when the recognition criteria have been met. Sales that require customer acceptance or have rights of return are not recognized as revenue until the requirements have been met or the rights of return have expired.

      The Company enters into arrangements for the sale of bundled hardware, software and related services. For each arrangement, the Company determines whether evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is probable. If any of these criteria are not met, revenue recognition is deferred until such time as all of the criteria are met. For bundled sales including integration services, the Company applies the multiple element approach to software revenue recognition consistent with Statement of Financial Position No. 97-2 "Software Revenue Recognition". For software and hardware systems bundled with integration services which include customization or modification of the software, or where the software services are considered essential to the functionality of the software, revenue is recognized using contract accounting.


NOTE 2 - INVENTORIES

        Inventories consist of the following (in thousands):



                                                       June 30,     December 31,
                                                         2001          2000
                                                       ---------    ------------
         Raw materials ..........................       $2,737        $1,693
         Work-in-process ........................          682           649
         Finished goods .........................          925           440
                                                        ------        ------
                                                        $4,344        $2,782
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

        The following table presents the calculation of proforma basic and diluted net loss per share (in thousands, except per share data):


                                                       Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                    -------------------------       -------------------------
                                                      2001            2000            2001            2000
                                                    ---------       ---------       ---------       ---------
Basic and diluted:
  Weighted-average shares of common stock
  outstanding used in net loss per share,
  basic and diluted ..........................         19,139           2,651          18,862           2,501

Adjustments to reflect weighted-average
  effect of assumed conversion of preferred
  stock ......................................             --           9,979              --           9,978
                                                    ---------       ---------       ---------       ---------

Weighted-average shares used in proforma
  net loss per share, basic and diluted ......         19,139          12,630          18,862          12,479
                                                    =========       =========       =========       =========

Proforma net loss per share, basic and
  diluted ....................................      $   (0.24)      $   (0.21)      $   (0.38)      $   (0.38)
                                                    =========       =========       =========       =========



NOTE 4 -- COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company's short-term investments and foreign currency translation adjustments.

        For the three and six-months ended June 30, 2001 and 2000, comprehensive loss is as follows (in thousands):



                                              Three Months Ended               Six Months Ended
                                                   June 30,                        June 30,
                                          -------------------------       -------------------------
                                            2001             2000            2001           2000
                                          ---------       ---------       ---------       ---------
Net loss ...........................      $  (4,539)      $  (2,715)      $  (7,186)      $  (4,732)

Other comprehensive income (loss) ..             16              (9)            (57)            (35)
                                          ---------       ---------       ---------       ---------

Comprehensive loss .................      $  (4,523)      $  (2,724)      $  (7,243)      $  (4,769)
                                          =========       =========       =========       =========


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

        The total purchase cost of Argonaut Technologies Systems, Inc. is as follows (in thousands):



        Cash ........................................      $   4,000
        Fair value of securities issued .............          4,667
                                                           ---------
                                                               8,667

        Estimated transaction costs and expenses ....            253
                                                           ---------
                                                           $   8,920
                                                           =========


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

        The preliminary purchase price allocation is as follows (in thousands):



        Net tangible assets .........................      $     108
        In-process research and development .........            270
        Goodwill and other purchased intangible
          assets ....................................          8,542
                                                           ---------
                                                           $   8,920
                                                           =========


Goodwill and other purchased intangible assets are being amortized on a straight-line basis over an estimated useful life of ten years. The Company will reassess this upon finalization of the purchase price allocation.

The table below presents the pro forma consolidated results of operations and earnings per share for the Company. The transaction is assumed to have been completed on January 1, 2001 for the period ended June 30, 2001 and January 1, 2000 for the period ended June 30, 2000 and excludes charges for in-process research and development and goodwill amortization. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                      Six Months Ended
                                          June 30,
                                  -------------------------
                                    2001            2000
                                  ---------       ---------
                                    (in thousands, except
                                       per share data)

        Net revenue ........      $   8,629       $   9,055

        Net loss ...........         (7,059)         (5,251)

        Loss per share .....      $   (0.37)      $   (1.66)


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS 133, as amended, is effective for the first fiscal quarter in fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001 and the adoption of SFAS 133 did not have a material impact the results of its operations, as it does not currently hold or engage in hedging activities.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations". SFAS 141 eliminates the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and establishes new criteria for the recognition of intangible assets.

In June 2001, the FASB issued the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluations of goodwill for impairment. SFAS 142 is effective for fiscal years ending December 15, 2001 but any goodwill and intangible assets resulting from a business combination after July 1, 2001 will be accounted for under SFAS 142. Goodwill and intangible assets from business combinations before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

The Company will adopt SFAS 142 on January 1, 2002. Upon the adoption of SFAS 142, the Company is required to evaluate its existing goodwill and intangible assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in SFAS 141 for recognition of intangible assets. The Company will then be required to reassess the useful lives of all intangible assets acquired in purchase business combinations, including those reclassified from goodwill, and make any necessary amortization adjustments by the end of the first interim period after adoption. To the extent that any intangible asset is identified as having an indefinite useful life, SFAS 142 requires the Company to test the intangible asset for impairment and recognize any impairment losses as a cumulative effect of change in accounting principle in the first interim period.

At June 30, 2001, the Company has goodwill and total intangible assets of $8.3 million. Amortization expense for goodwill and intangible assets amounted to $288,000 for the six months ended June 30, 2001. The Company is currently evaluating the impact of adopting SFAS 141 and SFAS 142.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below and other parts of this Form 10-Q contain certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. We desire to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 and of
Section 21E of the Securities Exchange Act of 1934. Factors that might cause differences include, but are not limited to, those discussed in the section entitled "Additional Factors That May Effect Future Results" and those appearing elsewhere in this Form 10-Q, our Form 10-K, as amended, and other filings with the Securities and Exchange Commission. Except for historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Examples of such forward-looking statements include statements about future revenues, expenses, losses and cash flows, statements about research and development activities, statements about possible future acquisitions, statements about sales and marketing efforts and statements about our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 24 months.

OVERVIEW

     On March 1, 2001, the Company completed the acquisition of Camile Products, LLC and renamed this subsidiary Argonaut Technologies Systems, Inc. The acquisition was accounted for using the purchase accounting method. The transaction was valued at approximately $8.9 million and was comprised of $4.0 million cash, 666,667 shares of the Company's common stock, and expenses related to the transaction. Argonaut Technologies Systems, Inc. markets software solutions that allow pharmaceutical and chemical companies to automate and precisely control chemical reactions in process research and development.

     The Company markets eight instrument products including two instruments launched in mid-2000, the Surveyor and the Endeavor. These two more recently introduced instruments were developed specifically for synthesis requirements in clinical development. With the addition of these instruments along with the integration of the software and related products referred to above, Argonaut's products cover the complete range of lead optimization, pre-clinical and clinical development for our discovery and process development customers. Revenues from the sales of our instrument products are recognized when delivery and installation of the product is complete. The Company also derives revenues from the sale of reagents and other instrument consumables as well as from service and integration.

      The Company recorded deferred stock compensation in connection with the grant of stock options to employees prior to its initial public offering of approximately $6.6 million. These amounts are recorded as a component of stockholders' equity and are being amortized as charges to operations. As of June 30, 2001, the Company had a total of $2.0 million to be amortized over the remaining vesting period of options. The Company also records stock compensation for options granted to consultants that are periodically re-measured as they vest, in accordance with SFAS 123 and EITF 96-18. For the quarters ended June 30, 2001 and 2000 the combined deferred compensation charges to operations aggregated approximately $0.5 million and $1.2 million respectively.

RESULTS OF OPERATIONS

Net Sales

     Net sales decreased to $3.1 million for the three months ended June 30, 2001 from $4.1 million in the same period of 2000. This decrease was due to reduced net sales of all instrument groups and related instrument disposable products modestly offset by improved net sales of chemistry products and service. Net sales for the six months ended June 30, 2001 were $7.9 million compared to $7.6 million for the same period of the prior year. This increase was primarily attributable to improved net sales of both consumable products and services somewhat offset by a decline in net sales of instruments.

Cost of sales

     Cost of sales decreased to $1.8 million in the second quarter of 2001 from $1.9 million in the second quarter of 2000. This decrease was primarily attributable to lower sales volume but was substantially offset by the continuation of higher production costs for the more recently launched Surveyor and Endeavor including the expected cost of a retrofit of these two instruments. Cost of sales for the six months ended June 30, 2001 was $4.2 million compared to $3.3 million for the comparable period of 2000. This increase reflects substantially similar cost factors as referred to for the comparative quarters.

Research and development expenses

     Research and development expenses increased to $1.9 million in the second quarter of 2001 from $1.3 million in the second quarter of 2000. For the six months ended June 30, 2001 and 2000, research and development expenses were $3.5 million and $2.5 million, respectively. These increases were primarily attributable to additional expenses for Argonaut Technologies Systems acquired in March 2001 and therefore not reflected in the prior year, a product development process improvement program introduced in the second quarter 2001, as well as new product initiatives including new chemistry product development. Personnel levels and related costs remained relatively constant in 2001 and 2000. Stock based compensation charges decreased by $254,000 and $216,000 for the three and six month periods ended June 30, 2001, respectively, compared to the same periods of 2000.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased to $4.3 million in the second quarter of 2001 from $3.6 million in the same period of 2000 and increased to $8.4 million from $6.6 million for the six months ended June 30, 2001 and 2000, respectively. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel and the cost of facilities. The increase was attributable to the further expansion of our direct sales force, the additional costs of being a public company not reflected in the prior year and additional expenses for 2001 related to Argonaut Technologies Systems since the acquisition in March 2001.

Amortization of purchased intangibles and in-process research & development expense

        For the three and six months ended June 30, 2001, the Company recorded amortization of purchased intangibles of $216,000 and $288,000, respectively, related to the March 1, 2001 acquisition of Camile Products, LLC (now Argonaut Technologies Systems, Inc.). For the six months ended June 30, 2001, the Company recorded a one-time charge of $270,000 for in-process research and development expenses. The Company allocated the purchase price based on the fair value of the net tangible and intangible assets acquired, using a preliminary independent appraisal, which is subject to change. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the acquisition, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks. The Company will finalize the purchase price allocation subsequent to the receipt of the final independent appraisal report and validation of its result by the Company.

Interest and other income

     Interest and other income increased for the three and six months ended June 30, 2001 as compared to 2000 primarily because of greater levels of funds available for investments. These increased funds were principally from proceeds received from the Company's initial public offering in the third quarter of 2000.

Interest and other expense

     Interest and other expense was reduced during the three and six months periods ended June 30, 2001 as compared to the comparable periods of the prior year due to the continuing pay down of debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had cash, cash equivalents and short-term investments of $63.3 million compared to $73.4 million at December 31, 2000. The decrease was primarily due to the use of $4.0 million in connection with the purchase of Camile Products, LLC (now Argonaut Technologies Systems, Inc.) and related expenses as well as cash used in operating activities of approximately $5.6 million.

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

     Net cash provided by investing activities totaled $2.5 million and $4.7 million for the six months ended June 30, 2001 and 2000, respectively. This change in 2001 was primarily attributable to the use $4.0 million of cash in connection with the purchase of Camile Products, LLC (now Argonaut Technologies Systems, Inc.) offset to a certain extent with proceeds in connection with the maturity of short-term investments to provide cash to fund the Company's ongoing operating activities.

     Net cash used in financing activities was $0.3 million versus $0.5 million for the six months ended June 30, 2001 and 2000, respectively. The change was primarily due to the Company's increased proceeds from the issuance of common stock.

     The Company expects to have negative cash flows from operations through at least 2002. In addition, we expect to incur increasing development expenses, as well as expenses for additional personnel for production and commercialization efforts, and we may never generate positive cash flows. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances will be sufficient to fund our operations through at least the next 24 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY AND MAY BE REQUIRED TO RAISE ADDITIONAL FUNDS IF LOSSES CONTINUE.

     We have incurred operating losses and negative cash flows from operations since our inception. As of June 30, 2001, we had an accumulated deficit of $41.6 million and we recorded net losses of $7.2 million for the six months ended June 30, 2001. We expect to continue to incur operating and net losses and negative cash flows from operations, which may increase, for the foreseeable future.

     We anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our currently planned operations through at least the next 24 months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we could require additional funding sooner than anticipated. To the extent our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue the development and commercialization of our products. Funds may not be available on favorable terms, if at all. To the extent that we raise additional capital through the sale of equity, the issuance of those securities will result in dilution to our stockholders.

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

IF WE LOSE OUR EXCLUSIVE LICENSE TO PROPRIETARY TECHNOLOGY INCORPORATED INTO OUR PRODUCTS WE MAY BE UNABLE TO CONTINUE SELLING THOSE PRODUCTS.

     We have developed some of our products based on proprietary technology originally developed by third parties. We currently have exclusive licenses to use such technology in our products that are subject to termination in certain events. In particular, our license to proprietary technology belonging to Symyx, which is incorporated into our Endeavor product, is subject to termination at Symyx's or our option upon six months prior notice. Our sales of this product constitute an increasingly significant portion of our revenue. We estimate that sales of this product will constitute approximately 10 to 15% of our revenues this year. This estimate depends on a variety of factors, including increased demand, and we cannot be certain that this estimate will be accurate. If licensors terminate our licenses to any such technology, our revenues will decline.

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

     - expanding and improving our domestic and international sales and marketing capabilities; and

     - developing and improving our operational, financial, accounting and other internal systems and controls consistent with our pace of growth; and,

     - integrating and successfully managing operations at Argonaut Technologies Systems and any other businesses that we may acquire in the future.

     If we are unable to manage our growth successfully, our operations will suffer.

IF WE ARE UNABLE TO RETAIN THE PRINCIPAL MEMBERS OF OUR MANAGEMENT TEAM AND OTHER KEY EMPLOYEES OR TO RECRUIT SALES, SUPPORT AND OTHER ADDITIONAL PERSONNEL, OUR OPERATING RESULTS COULD SUFFER.

     We are highly dependent on the principal members of our management team and scientific staff. In particular, but without limitation, we are highly dependent on David Binkley, our Chairman and Chief Executive Officer, Lissa Goldenstein, our President and Chief Operating Officer, Jan Hughes, our Senior Vice President and Chief Technology Officer, and John Supan, our Vice President, Finance and Chief Financial Officer as well as other key personnel. Our loss of the services of any of these persons could delay or reduce our product development and commercialization efforts. None of the principal members of our management team and scientific staff have entered into employment agreements with us nor do we have any key person life insurance on such individuals. We believe that we will need to recruit additional sales and customer support personnel with the requisite backgrounds and expertise. Hiring such personnel is very competitive in our industry. In addition, we will require additional personnel in the areas of chemistry research, product development, manufacturing, finance and administration. In particular, it is difficult to attract and retain qualified individuals with the requisite experience in chemistry. We may not be able to attract and retain the requisite personnel, which could seriously harm our ability to manage business.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held on June 28, 2001 the following proposals were adopted by the margins indicated:

        (1) To elect the following Class I directors to hold office for a term of three years until the annual meeting of Stockholders in the year 2004.

                                            Votes For     Votes Against         Votes Withheld
                                            ---------     -------------         --------------
             Dr. Hingge Hsu                 11,848,621    0                     2,231
             Ms. Lissa Goldenstein          11,361,335    0                     125,617

            Mr. Brook Byers and Mr. Sam Colella continue serving as Class II directors until the annual meeting of Stockholders in the year 2002. Dr. David Binkley, Dr. Brian Metcalf and Dr. William Rastetter continue serving as Class III directors until the annual meeting of stockholders in the year 2003.

        (2) Ratification of appointment of Ernst & Young LLP as independent auditors for the 2001 fiscal year.


                      Votes For     Votes Against         Abstain       Broker non-votes
                      ---------     -------------         -------       ----------------
                      11,474,836    1,937                 10,179        0

ITEM 5: OTHER INFORMATION

        Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a: Exhibits

    Exhibit Number    Description
    --------------    -----------
        10.1          Sublease between the Registrant and Axon Instruments dated
                      May 22, 2001.

        10.2          Amendment No. 1 to Sublease between the Registrant and
                      Axon Instruments dated June 27, 2001.


b: Reports on Form 8-K

     None.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ARGONAUT TECHNOLOGIES, INC.

Date: August 13, 2001     By: DP Binkley
                             ---------------------------------------------------
                             David P. Binkley, Ph.D.
                             CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                             (DULY AUTHORIZED AND PRINCIPAL EXECUTIVE OFFICER)

                          By:
                             ---------------------------------------------------
                             John T. Supan
                             VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER (DULY AUTHORIZED AND PRINCIPAL FINANCIAL OFFICER)

                                 Exhibit Index
                                 -------------


    Exhibit Number    Description
    --------------    -----------
        10.1          Sublease between the Registrant and Axon Instruments dated
                      May 22, 2001.

        10.2          Amendment No. 1 to Sublease between the Registrant and
                      Axon Instruments dated June 27, 2001.