Form 10-Q
period 2001-09-30
ARGONAUT TECHNOLOGIES INC
filed 2001-11-13
CIK 1112880

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                           ARGONAUT TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



                  DELAWARE                              94-3216714
       (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)             Identification Number)



                                1101 Chess Drive
                              Foster City, CA 94404

                    (Address of principal executive offices)

                    ----------------------------------------

                                 (650) 655-4200
              (Registrant's telephone number, including area code)

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

                              Yes [X]       No [ ]

As of October 31, 2001, 19,276,158 shares of the Registrant's Common Stock, $0.0001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
Argonaut Technologies, Inc.
INDEX
--------------------------------------------------------------------------------

ITEM NO.                                                                    PAGE

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements
               (Unaudited) ..............................................     3

               Condensed Consolidated Balance Sheets as of
               September 30, 2001 (Unaudited) and December 31, 2000......     3

               Condensed Consolidated Statement of Operations for
               the Three- and Nine-Month Periods Ended September 30, 2001
               and 2000 (Unaudited)......................................     4

               Condensed Consolidated Statement of Cash Flows for
               the Nine-Month Periods Ended September 30, 2001 and
               2000 (Unaudited).........................................      5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)...................................      6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................     10


Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk..............................................     19


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings........................................     20

Item 2.        Changes in Securities and Use of Proceeds................     20

Item 3.        Defaults Upon Senior Securities..........................     20

Item 4.        Submission of Matters to a Vote of Security
               Holders..................................................     20

Item 5.        Other Information........................................     20

Item 6.        Exhibits and Reports on Form 8-K.........................     20

Signatures..............................................................     21

--------------------------------------------------------------------------------
PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                           ARGONAUT TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                          September 30,      December 31,
                                                              2001             2000
                                                          -------------      ------------
                                                           (unaudited)          (1)
ASSETS

Current assets:

   Cash and cash equivalents .........................      $  35,286           $ 39,147
   Short-term investments ............................         23,179             34,225
   Accounts receivable, net ..........................          3,434              4,088
   Inventories .......................................          4,621              2,782
   Prepaid expenses and other current assets .........          1,474              1,021
                                                            ---------           --------
     Total current assets ............................         67,994             81,263

Property and equipment, net ..........................          2,462              1,743
Goodwill and other intangible assets, net ............          8,037                 --
Other assets .........................................            141                 26
                                                            ---------           --------
                                                            $  78,634           $ 83,032
                                                            =========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................      $   1,232           $  1,004
   Accrued compensation ..............................          1,142              1,097
   Other accrued liabilities .........................          1,313              1,209
   Deferred revenue ..................................          1,070              1,534
   Current portion of capital lease obligations ......            149                288
                                                             --------           --------
     Total current liabilities .......................          4,906              5,132

Noncurrent portion of capital lease obligations ......             71                180
Other long-term liabilities ..........................            112                 --
Stockholders' equity:
   Common stock ......................................              2                  2
   Additional paid-in capital ........................        120,391            115,283
   Deferred stock compensation .......................         (1,579)            (3,055)
   Accumulated other comprehensive gain/(loss) .......             78                (71)
   Accumulated deficit ...............................        (45,347)           (34,439)
                                                             --------           --------
     Total stockholders' equity ......................         73,545             77,720
                                                             --------           --------
                                                             $ 78,634           $ 83,032
                                                             ========           ========

(1) The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                            Three Months Ended            Nine Months Ended
                                                                 September 30,               September 30,
                                                          -----------------------       ------------------------
                                                            2001           2000           2001           2000
                                                          --------       --------       --------        --------
Net sales ..........................................      $  3,583       $  4,532       $ 11,445        $12,159

Costs and expenses:
  Cost of sales ....................................         1,964          2,158          6,128          5,421
  Research and development (Note 1) ................         1,530          1,280          5,035          3,791
  Selling, general & administrative (Note 1) .......         4,178          3,462         12,552         10,012
  Amortization of purchased intangibles ............           216             --            504             --
  Acquired in-process research and development
   expense .........................................            --             --            270             --
                                                          --------       --------       --------       --------
Total costs and expenses ...........................         7,888          6,900         24,489         19,224
                                                          --------       --------       --------       --------

Loss from operations ...............................        (4,305)        (2,368)       (13,044)        (7,065)
Other income (expense):
  Interest and other income ........................           593            899          2,347          1,204
  Interest and other expense .......................           (10)          (126)          (211)          (466)

                                                          --------       --------       --------       --------
Net loss ...........................................      $ (3,722)      $ (1,595)      $(10,908)      $ (6,327)
                                                          ========       ========       ========       ========

Net loss per common share, basic and diluted .......      $  (0.19)      $  (0.11)      $  (0.57)      $  (0.95)
                                                          ========       ========       ========       ========

Weighted-average shares used in computing
  net loss per common share, basic and diluted .....        19,199         14,987         18,975          6,665
                                                          ========       ========       ========       ========

Note 1: Research and development expenses and selling, general and administrative expenses include charges for stock-
based compensation as follows:

Research and development ...........................      $    112       $    394      $     531       $  1,030
Selling, general and administrative ................           285            570          1,032          1,704
                                                          --------       --------       --------       --------
                                                          $    397       $    964       $  1,563       $  2,734
                                                          ========       ========       ========       ========

The accompanying notes are an integral part of these condensed financial statements.

                           ARGONAUT TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                        ---------------------------
                                                                                           2001             2000
                                                                                        ----------       ----------
Cash flows from operating activities:
   Net loss ......................................................................       $ (10,908)      $(6,327)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...............................................             908           542
     Stock compensation ..........................................................           1,476         2,060
     Issuance of equity for noncash benefits .....................................              87           674
     Acquired in-process research and development ................................             270            --
     Other .......................................................................             (55)          (62)
     Changes in assets and liabilities:
       Accounts receivable .......................................................           1,110         1,425
       Inventories ...............................................................          (1,151)         (639)
       Prepaid expenses and other current assets .................................            (407)          (78)
       Other assets, long term ...................................................              23            --
       Accounts payable ..........................................................             (85)          172
       Accrued compensation ......................................................              45           103
       Other accrued liabilities .................................................            (247)          180
       Deferred revenue ..........................................................            (883)       (1,643)
                                                                                         ---------       -------
Net cash used in operating activities ............................................          (9,817)       (3,593)
                                                                                         ---------       -------
Cash flows from investing activities:
   Capital expenditures, net .....................................................            (894)         (589)
   Proceeds from the sale of short-term investments ..............................              --         1,790
   Proceeds from the maturities of short-term investments ........................          43,036         5,271
   Purchase of short-term investments ............................................         (31,786)       (1,859)
   Purchase of Camile Products, LLC (net of cash received) .......................          (3,964)           --
                                                                                         ---------       -------
         Net cash provided by investing activities ...............................           6,392         4,613
                                                                                         ---------       -------
Cash flows from financing activities:
   Repayments of long-term debt ..................................................            (542)       (4,375)
   Principal payments on capital lease obligations ...............................            (248)         (225)
   Proceeds from issuance of common stock, net ...................................             354        72,768
                                                                                         ---------       -------
         Net cash (used in) provided by financing activities ....................             (436)       68,168
                                                                                         ---------       -------
Net increase (decrease) in cash and cash equivalents .............................          (3,861)       69,188
Cash and cash equivalents at beginning of period .................................          39,147         4,946
                                                                                         ---------       -------
Cash and cash equivalents at end of period .......................................       $  35,286       $74,134
                                                                                         =========       =======

Cash flow for acquisition of Camile Product, LLC:
   Tangible assets acquired (excluding $36 cash received) ........................       $   1,557
   Acquired in-process research and development .................................              270
   Goodwill and other intangible assets acquired .................................           8,541
   Acquisition costs incurred ....................................................            (253)
   Liabilities assumed ...........................................................          (1,484)
   Common stock issued ...........................................................          (4,667)
                                                                                         ---------
      Cash paid for acquisition (net of $36 cash received) .......................       $   3,964
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

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                     September 30,     December 31,
                                                         2001             2000
                                                     ------------      ------------
         Raw materials ..........................       $2,957            $1,693
         Work-in-process ........................          485               649
         Finished goods .........................        1,179               440
                                                        ------            ------
                                                        $4,621            $2,782
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

     The following table presents the calculation of proforma basic and diluted net loss per share (in thousands, except per share data):

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                      --------------------        ---------------------
                                                        2001          2000          2001          2000
                                                      -------       -------       -------       -------
Basic and diluted:
  Weighted-average shares of common stock
  outstanding used in net loss per common share,
  basic and diluted ............................       19,199        14,987        18,975         6,665

Adjustments to reflect weighted-average
  effect of assumed conversion of preferred
  stock ........................................           --         1,973            --         7,310
                                                      -------       -------       -------       -------

Weighted-average shares used in proforma
  net loss per share, basic and diluted ........       19,199        16,960        18,975        13,975
                                                      =======       =======       =======       =======

Proforma net loss per share, basic and
  diluted ......................................      $ (0.19)      $ (0.09)      $ (0.57)      $ (0.45)
                                                      =======       =======       =======       =======


NOTE 4 -- COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company's short-term investments and foreign currency translation adjustments.

     For the three and nine months ended September 30, 2001 and 2000, comprehensive loss is as follows (in thousands):


                                              Three Months Ended              Nine Months Ended
                                                 September 30,                  September 30,
                                          -------------------------       -------------------------
                                            2001             2000            2001           2000
                                          ---------       ---------       ---------     ---------
Net loss ...........................      $  (3,722)      $  (1,595)      $(10,908)     $ (6,327)

Other comprehensive income (loss) ..            206             (25)           149           (62)
                                          ---------       ---------       ---------     --------

Comprehensive loss .................      $  (3,516)      $  (1,620)      $(10,759)     $ (6,389)
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

     The total purchase cost of Argonaut Technologies Systems, Inc. is as follows (in thousands):


        Cash ........................................         $4,000
        Fair value of securities issued .............          4,667
                                                              ------
                                                               8,667

        Estimated transaction costs and expenses ....            253
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

     The preliminary purchase price allocation is as follows (in thousands):

     Net tangible assets ..................................      $  108
     Acquired in-process research and development .........         270
     Goodwill and other purchased intangible
       assets .............................................       8,542
                                                                 ------
                                                                 $8,920
                                                                 ======

Goodwill and other purchased intangible assets are being amortized on a straight-line basis over an estimated useful life of ten years. The Company will reassess this upon finalization of the purchase price allocation.

The table below presents the pro forma consolidated results of operations and earnings per share for the Company. The transaction is assumed to have been completed on January 1, 2001 for the period ended September 30, 2001 and January 1, 2000 for the period ended September 30, 2000 and excludes charges for acquired in-process research and development and goodwill amortization. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

                                      Nine Months Ended
                                          September 30,
                                  -------------------------
                                    2001            2000
                                  ---------       ---------
                                    (in thousands, except
                                       per share data)
        Net revenue ........       $ 12,212        $ 14,387

        Net loss ...........        (10,565)         (7,142)

        Loss per share .....       $  (0.55)       $  (0.97)


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

In June 2001, the FASB issued the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluations of goodwill for impairment. SFAS 142 is effective for fiscal years ending after December 15, 2001 but any goodwill and intangible assets resulting from a business combination after July 1, 2001 will be accounted for under SFAS 142. Goodwill and intangible assets from business combinations before July 1, 2001 will continue to be amortized until the adoption of SFAS 142.

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

At September 30, 2001, the Company had goodwill and total intangible assets of $8.0 million. Amortization expense for goodwill and intangible assets amounted to $504,000 for the nine months ended September 30, 2001. The Company is currently evaluating the impact of adopting SFAS 141 and SFAS 142.

In August 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB 121 and provide a single accounting model for long-lived assets to be disposed of. SFAS 144 removes goodwill from its scope, describes a profitability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company will adopt SFAS 144 as of January 1, 2002, and does not expect this pronouncement to materially impact the results of its operations, financial position, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company's intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements about future revenues, expenses, losses and cash flows, statements about research and development activities, statements about possible future acquisitions, statements about sales and marketing efforts and statements about our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from these projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the company we recently acquired and successfully capitalize an anticipated synergies and growth opportunities. For a further discussion of these and other risks related to our business see the discussion set forth herein under "Additional Factors That May Affect Future Results," as well as the discussion of risk factors set forth in our Form 10K, as amended, and our other filings with the Securities Exchange Commission.

OVERVIEW

     On March 1, 2001, the Company completed the acquisition of Camile Products, LLC and renamed this subsidiary Argonaut Technologies Systems, Inc. (ATS). The acquisition was accounted for using the purchase accounting method. The transaction was valued at approximately $8.9 million and was comprised of $4.0 million cash, 666,667 shares of the Company's common stock, and expenses related to the transaction. ATS markets software solutions that allow pharmaceutical and chemical companies to automate and precisely control chemical reactions in process research and development.

     The Company markets nine instrument products including two instruments launched in mid-2000, the Surveyor and the Endeavor. These two instruments were developed specifically for synthesis requirements in clinical development. With the addition of these instruments along with the integration of the software and related products referred to above, Argonaut's products cover the complete range of lead optimization, pre-clinical and clinical development for our discovery and process development customers. Revenues from the sales of our instrument products are recognized when delivery and installation of the product is complete. The Company also derives revenues from the sale of reagents and other instrument consumables as well as from service and integration.

     The Company recorded deferred stock compensation in connection with the grant of stock options to employees prior to its initial public offering of approximately $6.6 million. These amounts are recorded as a component of stockholders' equity and are being amortized as charges to operations. As of September 30, 2001, the Company had a total of $1.6 million to be amortized over the remaining vesting period of the options. The Company also records stock compensation for options granted to consultants that are periodically re-measured as they vest, in accordance with SFAS

123 and EITF 96-18. For the nine month period ended September 30, 2001 and 2000 the combined compensation charges to operations aggregated approximately $1.6 million and $2.7 million respectively.

     In September 2001, the Company relocated the headquarter operations from the original location since inception to Foster City, CA. The relocation provided the Company with more efficient base operations and an opportunity to take advantage of the overall reduction in the Bay Area's real estate rental rates.

RESULTS OF OPERATIONS

Net Sales

     Net sales decreased to $3.6 million for the three months ended September 30, 2001 from $4.5 million in the same period of 2000. This decrease was due to reduced net sales of all instrument groups and related instrument disposable products modestly offset by improved net sales of chemistry products and service. Net sales for the nine month period ended September 30, 2001 were $11.4 million compared to $12.2 million for the same period of the prior year. This decrease was primarily attributable to a decline in net sales of instruments offset by improved net sales of consumable products, services and sales from our acquired business.

Cost of sales

     Cost of sales decreased to $2.0 million in the third quarter of 2001 from $2.2 million in the third quarter of 2000. This decrease was primarily attributable to lower sales volume but was substantially offset by the continuation of higher production costs for Surveyor and Endeavor. Cost of sales for the nine month period ended September 30, 2001 was $6.1 million compared to $5.4 million for the comparable period of 2000. This increase reflects substantially similar cost factors as referenced above for the comparative quarters.

Research and development expenses

     Research and development expenses increased to $1.5 million in the third quarter of 2001 from $1.3 million in the third quarter of 2000. For the nine months ended September 30, 2001 and 2000, research and development expenses were $5.0 million and $3.8 million, respectively. These increases were primarily attributable to additional expenses for ATS acquired in March 2001 and therefore not reflected in the prior year, a product development process improvement program introduced in the second quarter 2001, as well as new product initiatives including new chemistry product development. Other personnel levels and related costs not related to our acquisition of ATS remained relatively constant in 2001 and 2000. Stock based compensation charges decreased by $282,000 and $499,000 for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods of 2000.

Selling, general and administrative expenses

     Selling, general and administrative expenses increased to $4.2 million in the third quarter of 2001 from $3.5 million in the same period of 2000 and increased to $12.6 million from $10.0 million for the nine month period ended September 30, 2001 and 2000, respectively. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel and the cost of facilities. The increase was attributable to the further expansion of our direct sales force, the additional costs of being a public company not reflected in the prior period and additional expenses for 2001 related to ATS since the acquisition in March 2001. Stock based compensation charges decreased by $285,000 and $672,000 for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods of 2000.

Amortization of purchased intangibles and acquired in-process research & development expense

     For the three and nine month periods ended September 30, 2001, the Company recorded amortization of purchased intangibles of $216,000 and $504,000, respectively, related to the March 1, 2001 acquisition of Camile Products, LLC (now

ATS). For the nine month period ended September 30, 2001, the Company recorded a one-time charge of $270,000 for acquired in-process research and development expense. The Company allocated the purchase price based on the fair value of the net tangible and intangible assets acquired, using a preliminary independent appraisal, which is subject to change. In performing this allocation, the Company considered, among other factors, the technology research and development projects in process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the acquisition, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks. The Company will finalize the purchase price allocation subsequent to the receipt of the final independent appraisal report and validation of its result by the Company.

Interest and other income

     Interest and other income decreased for the three month periods ended September 30, 2001 as compared to the three months ended September 30, 2000 primarily because of lower levels of funds available for investments. Funds available for investment in the third quarter of 2000 were higher due to the Company's initial public offering being completed in the early part of that quarter. The comparison for the nine month period ending September 30, 2001 reflects the increased funds available for investments throughout the entire period.

Interest and other expense

     Interest and other expense was reduced during the three and nine months periods ended September 30, 2001 as compared to the comparable periods of the prior year due to the continuing pay down of debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had cash, cash equivalents and short-term investments of $58.5 million compared to $73.4 million at December 31, 2000. The decrease was primarily due to the use of $4.0 million in connection with the purchase of Camile Products, LLC (now ATS) and related expenses as well as cash used in operating activities of approximately $9.8 million.

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

     Net cash provided by investing activities totaled $6.4 million and $4.6 million for the nine month periods ended September 30, 2001 and 2000, respectively. This net increase in 2001 was primarily attributable to proceeds in connection with the maturity of short-term investments to provide cash to fund the Company's ongoing operating activities offset by the use of $4.0 million of cash in connection with the purchase of Camile Products, LLC (now
ATS).

     Net cash used in financing activities was $0.4 million versus net cash provided of $68.2 million for the nine month periods ended September 30, 2001 and 2000, respectively. The change was due to the Company's initial public stock offering being completed in the third quarter of 2000.

     The Company expects to have negative cash flows from operations through at least the end of 2002. In addition, we expect to incur increasing development expenses, as well as expenses for additional personnel for production and commercialization efforts. We may also use cash resources to fund additional acquisitions or investments in other businesses, technologies or product lines. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances will be sufficient to fund our operations through at least the next 12 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF OPERATING LOSSES AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY AND MAY BE REQUIRED TO RAISE ADDITIONAL FUNDS IF LOSSES CONTINUE.

     We have incurred operating losses and negative cash flows from operations since our inception. As of September 30, 2001, we had an accumulated deficit of $45.3 million and we recorded net losses of $10.9 million for the nine month period ended September 30, 2001. We expect to continue to incur operating and net losses for the foreseeable future and we may never generate positive cash flows.

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

     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have recently acquired a complementary business and may choose to acquire others in the future. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, and may disrupt our ongoing business and distract our management. If we are unable to integrate any acquired entities, products or technologies effectively, our business may suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could negatively impact our operating results.

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

     We are highly dependent on the principal members of our management team and scientific staff and the loss of their services could delay or reduce our product development and commercialization efforts. None of the principal members of our management team and scientific staff have entered into employment agreements with us nor do we have any key person life insurance on such individuals. We believe that we will need to recruit additional sales and customer support personnel with the requisite backgrounds and expertise. Hiring such personnel is very competitive in our industry. In addition, we will require additional personnel in the areas of chemistry research, product development, manufacturing, finance and administration. In particular, it is difficult to attract and retain qualified individuals with the requisite experience in chemistry. We may not be able to attract and retain the requisite personnel, which could seriously harm our ability to manage business.

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

     We may need to develop new applications for our products to remain competitive. Our present or future products could be rendered obsolete or uneconomical by technological advances of one or more of our current or future competitors. In addition, the introduction or announcement of new products by us or by others could result in a delay of or decrease in sales of existing products, as customers evaluate these new products. Our future success will depend on our ability to compete effectively against current technology as well as to respond effectively to technological advances.

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

RISKS RELATED TO OUR COMMON STOCK

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

     Our principal stockholders who currently own over 5% of our common stock and our directors and executive officers who beneficially own approximately 50% of our outstanding common stock, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits have been filed with this report:

     3.2*  Amended and Restated Certificate of Incorporation of the Company.

     3.4*  Amended and Restated Bylaws of the Company.

     4.1*  Form of the Company's Common Stock Certificate.

--------------------------------------------------------------------------------
* Incorporated by reference to exhibits (with same exhibit number) to the Company's Registration Statement on Form S-1 (File No. 333-35782) declared effective on July 19, 2000.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ARGONAUT TECHNOLOGIES, INC.

Date: November 13, 2001     By: /s/ Lissa A. Goldenstein
                                ------------------------------------------------
                            Lissa A. Goldenstein
                            PRESIDENT AND CHIEF EXECUTIVE OFFICER
                            (DULY AUTHORIZED AND PRINCIPAL EXECUTIVE OFFICER)

                            By: /s/ John T. Supan
                                ------------------------------------------------
                            John T. Supan
                            VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER (DULY AUTHORIZED AND PRINCIPAL FINANCIAL OFFICER)

                                  -------------