Form 10-K
period 2001-12-31
ARGONAUT TECHNOLOGIES INC
filed 2002-04-01
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31019

ARGONAUT TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3216714 (I.R.S. Employer Identification Number)
1101 Chess Drive
Foster City, CA 94404
(650) 655-4200
(Address, including zip code, or registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $26,713,884 as of February 25, 2002 based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s common stock on February 25, 2002 was 19,916,214 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 11, 12 and 13 and parts of Item 10 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 2002.

ARGONAUT TECHNOLOGIES, INC.

FORM 10-K

i

PART I

      The statements contained in this Annual Report on Form 10-K that are not purely historical are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding sales of our products, our future profitability and the future profitability of our recently acquired subsidiaries, projected operating results for 2002, and all similar statements regarding our expectations, hopes, beliefs, commitments, intentions and strategies for the future. Forward looking statements include, but are not limited to, statements contained in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed in “Risk Factors.” The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk.

Item 1. Business

OVERVIEW

      Argonaut Technologies, Inc. was incorporated in the state of Delaware on November 10, 1994. We are a leader in the development of innovative products designed to help chemists engaged in the discovery and development of new molecules increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Pharmaceutical, biotechnology and chemical industry organizations worldwide have implemented our solutions to achieve faster time to market for new products. Our instrument products enable parallel synthesis of new chemical compounds, allowing chemists to perform multiple experiments under a variety of conditions in much less time than other traditional chemistry development methods would take. Our products automate many of the most labor-intensive steps of chemistry development. In addition, our chemistry consumables products (reagents and scavenger polymers) allow scientists to optimize their experiments and yield better compounds than traditional consumable products used for chemical synthesis. With our instruments, software and chemistry consumables, companies can efficiently capitalize on the wealth of potential new biological targets being generated by new genomic and biotechnology discoveries.

      We began marketing our first product in 1996. Currently, we market 9 different instrument products, software and more than 50 chemistry consumables. In March 2001, we completed the acquisition of Camile Products, LLC and renamed this subsidiary Argonaut Technologies Systems, Inc. (“ATSI”), a privately held instrumentation and software company in Indianapolis, Indiana.

      Through December 31, 2001, we have sold our products to more than 1,000 customers in the pharmaceutical, biotechnology, life sciences and chemical research industries and have installed more than 2,300 instruments worldwide. In February 2002, we completed the strategic acquisition of Jones Chromatography Limited (and its wholly owned subsidiaries: International Sorbent Technology Limited and Jones Chromatography Incorporated), a privately held chemistry consumables and instrumentation company (“Jones Group”) headquartered in Cardiff, Wales, UK.

INDUSTRY

Background

      The life sciences research industry is undergoing fundamental change, resulting principally from the explosive growth in gene discovery and the increasing demand for greater efficiency in the drug discovery and development process. Pharmaceutical Research and Manufacturers of America estimated that in the year 2001, major pharmaceutical companies spent approximately $30 billion worldwide on drug discovery research and development. Advances in genomics, combinatorial chemistry and high throughput screening have significantly enhanced the drug discovery process. The publication, Science estimated that the sequencing of the human genome would provide an estimated 5,000 to 10,000 relevant new drug targets over the next ten years. Chemists have been able to make these advances in drug discovery by using new tools that simplify, automate and accelerate the drug discovery process. Chemists are discovering a large number of new drug candidates that are ready for the drug development process through widespread use of these tools. However, the pharmaceutical industry does not have sufficient tools and resources to fully exploit the opportunities presented by advances in drug discovery due to the technological limitations of traditional chemistry development for new drugs.

Chemical Discovery and Development

      The process of discovering potential chemicals, which could prove useful as new medicines, involves a number of steps that can best be understood in the context of two phases:

•	Discovery Phase. Discovery is the process by which biologists and chemists develop drug targets identified through biology, including genomics and proteomics, the study of protein function, into biological screens. Chemists then test the millions of compounds produced by combinatorial chemistry using high throughput biological screens to identify possible chemical leads that could be drug candidates.

•	Development Phase. Chemists optimize the pharmacological (potency), pharmacokinetic (availability and specificity) and toxicology (safety) of chemical leads for human testing and approval during the development phase. The development phase can be further broken down into three stages:

•	Lead Identification. During lead identification, chemists evaluate the hundreds of potential lead chemicals that could be drug candidates which may emerge from the discovery phase using a process. Chemists perform successive rounds of chemical syntheses to create numerous variants of the drug candidates to find compounds likely to have appropriate drug properties. They then work to optimize these compounds for their biological potency, thus creating lead compounds.

•	Lead Optimization. In pre-clinical development, chemists further refine a limited number of lead compounds into clinical drug candidates by applying additional chemistry methodologies in the pre-clinical development process. During this process, chemists make relatively small changes to the compounds in order to optimize their safety and pharmacokinetic properties.

•	Process Development. During clinical development, chemists test clinical drug candidates in humans to demonstrate their safety and effectiveness, or efficacy. The successful outcome of clinical trails may result in regulatory approval to commercialize the new drug product. During this phase of development, chemists optimize the methods by which they will manufacture much larger quantities of the compound being tested. Manufacturing process development involves optimizing the chemical synthesis process in order to yield much larger quantities of the drug than were needed in the previous development phases. By optimizing and selecting the most effective method of compound synthesis, chemists reduce the cost of synthesis. This may be achieved by reducing the number of products used in synthesis, improving the yield of the desired compound and accelerating the time needed for synthesis.

Traditional Chemistry Methods for Chemical Development

      Chemists typically employ traditional chemistry synthesis methods in their drug development efforts. Utilizing traditional methods of chemical synthesis, a chemist performs a series of chemical reactions, or transformations, until the desired compound is obtained. Chemists generally achieve each transformation in a four-part process:

     Set-up and Execution of Reaction

      Chemists build a reaction apparatus as the first step in chemical synthesis. Chemists often construct the apparatus using a variety of traditional laboratory components depending on the type of chemistry they are performing. Chemists use the apparatus to combine chemicals, reagents and solutions, which the chemist will often heat or cool to specified temperatures under air and moisture-free, or inert, conditions. The chemist then monitors reactions over time to determine reaction progress. In traditional chemistry development, the assembly of a specific apparatus and the periodic addition of chemicals can often be very complicated and time-consuming depending on the complexity of the desired reaction.

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

     Product Purification

      Chemists perform product purification as the third step in chemical synthesis. During this step, the chemist isolates the desired product from its starting materials and various byproducts. Product purification is an integral step in chemical synthesis due to the fact that impurities may interfere in the next chemical transformation or mask a drug’s potency and toxicity. Chemists typically utilize large volumes of different solvents during the purification process. This step often takes the chemists days to complete.

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

Limitations of Existing Chemical Development Technologies

      Traditional chemistry development methods have the following limitations:

•	Limited Productivity. Traditional methods are time consuming, inefficient and labor-intensive. Industry experts estimate that chemists can create approximately 100 compounds per year using the traditional approach of performing one reaction at a time. Since it is not economically feasible for pharmaceutical companies to employ chemists in the large numbers necessary to take advantage of the thousands of expected drug targets, we believe that efficiency, or throughput in the development phase must increase dramatically.

•	Long Drug Development Timelines. Traditional methods require chemists to synthesize compounds one at a time in an inefficient, sequential process. This results in long drug development timelines, which delay product commercialization and reduce the commercial value of the exclusivity period provided by patent protection.

•	High Cost. Traditional methods are expensive due to the time and labor required of a chemist to produce a single compound. In addition, companies utilizing the traditional methods incur the costs associated with the high volumes of solvents and chemicals utilized and the expense associated with their disposal.

•	High Drug Candidate Failures. Traditional methods limit the number of compounds synthesized, which can lead to companies or chemists selecting sub-optimal drug candidates, often resulting in drug candidate failures. These failures greatly increase the average length of time and cost required to bring a specific drug to market. If a drug candidate fails during clinical trials, a company must incur the time and expense of repeating all of the development steps or face abandoning the project altogether. The cost of a failed candidate increases significantly as it progresses to later stages of the development process.

•	Lack of Flexibility. To date, chemists have lacked flexible tools and systems to easily perform the wide variety of complex experiments required for chemistry development. Instead, chemists have had to repeatedly assemble various components into complicated systems.

•	Difficulty of Use. The steps required for a chemist to put together an apparatus and perform the reaction, work-up, purification and product analysis are difficult to execute. Therefore, many of these complex chemistries require skilled chemists with many years of training.

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

THE ARGONAUT SOLUTION

      We design, manufacture and market instruments and reagents that increase the productivity of chemists, thereby accelerating and improving the chemical development process, and therefore, the likelihood of developing a successful new drug. Our products enable chemists to rapidly synthesize a wide range of compounds at a reduced cost. We design and develop products using extensive customer assessment, validation and testing. We intend to promote our products as the laboratory standard for chemists and the industry standard for companies seeking more efficient methods of addressing their increasing drug development needs. We believe our technology provides the following key benefits over traditional chemistry development methods:

     Increased Productivity

      We design our systems to simultaneously synthesize many distinct chemical compounds by automating many of the labor-intensive aspects of the experiments. Using our systems, chemists can save significant time and effort while performing a greater number of experiments. Chemists can create approximately 100 compounds per year using the traditional approach of performing one reaction at a time. The same chemist can create between 1,000 to 7,500 compounds per year, using our products.

     Reduced Drug Development Timelines

      Through parallel synthesis and automation, our products enable chemists to optimize drug candidates faster by producing a significantly larger number of compounds in less time than traditional methods. By simultaneously producing numerous variants of drug candidates, our tools provide more comprehensive information for the management by chemists of drug development projects. Our customers can identify and accelerate the development of promising drug candidates through the use of improved data, thus reducing drug development timelines.

     Reduced Costs

      We believe that reactions performed in our systems versus those performed using traditional chemistry methods for development could result in significant cost savings per compound by allowing chemists to reduce labor hours and solvent usage. In addition, by synthesizing more drug candidates, our products provide greater amounts of information and enable companies to abandon poor drug candidates sooner; thereby eliminating the costs associated with later stage drug failures.

     Improved Intellectual Property Positions

      Chemists can significantly increase the number of chemical compounds synthesized by using our tools. As a result, we believe that pharmaceutical companies may be able to improve their patent and other intellectual property positions by submitting more detailed claims with their patent applications covering a wider variety of compounds.

  Flexibility

      Our products are flexible and chemists can perform a wide range of chemical reactions, from simple reactions to complex, multi-step reactions that require inert environments using our tools. As a result, chemists are able to more easily perform complex and difficult reactions, thereby encouraging innovation on the part of chemists.

  Ease of Use

      Our systems are designed to make the labor-intensive steps of performing the reaction, work-up, purification and product analysis faster and easier for chemists, and can be operated by chemists with minimal product training.

OUR STRATEGY

      Our objective is to become the leading provider of productivity enhancing tools for all stages of the chemistry development process. In order to achieve this goal, we have implemented the following strategy:

  Focus Initially on Industry Leaders within the Pharmaceutical Market

      We are initially focusing on the large and fast-growing sector of drug development within the pharmaceutical market. We have targeted leading pharmaceutical, biotechnology and life sciences companies as well as academic institutions for our principal marketing efforts. We believe that these customers provide the greatest opportunity for maximizing the use of our products and that early adoption by these industry leaders and academic institutions will promote wider market acceptance of our products.

  Continue to Expand Our Chemistry Consumables Business

      In addition to our instruments, we develop, manufacture and market reagents and other consumables for our products. We plan to continue to leverage our installed base of instrument products through the sale of reagents and other consumables to our existing customers as well as new customers. In addition, we intend to expand our chemistry consumables business by offering additional products. With the recent acquisition of Jones Group, our product offering in the chemistry consumables business is projected to exceed 40% of 2002 revenues.

  Continue to Establish Product Development Collaborations

      We are continuing to pursue collaborations with pharmaceutical and biotechnology companies in order to further develop and enhance our existing technology platforms and products, as well as develop new products. To date, we formed 7 consortia or collaborations with industry leaders to define product requirements and to perform validation and testing. During 2001, we announced a consortium with Pfizer and ICI, PLC and a multi-year research and development collaboration with Pfizer. We intend to follow this model in order to enhance market acceptance of our current and future products. In addition, we intend to selectively in-license and commercialize technology that can enhance our total product portfolio.

  Build Global Customer Relationships Through Direct Sales

      Our marketing approach is based on a thorough understanding of our customers’ specific chemistry needs, which we develop through the close interaction of our direct sales and applications support personnel with our customers. Currently, we have 19 direct sales people and 12 field application chemists supporting our customers worldwide. With the acquisition of Jones Group, we will have a total of 30 direct sales people and 21 field application chemists. With this dedicated team of professionals, we are able to build long term relationships with existing customers, gain access to new accounts and expand into new geographic territories.

  Acquire Complementary Businesses

      We intend to pursue opportunities to expand our core business by acquiring businesses that have technologies or capabilities complementary to ours. In March 2001, we completed the acquisition of ATSI, a privately held instrumentation and software company in Indianapolis, Indiana. In February 2002, we completed the acquisition of Jones Group headquartered in Cardiff, Wales, UK. We may acquire additional software development expertise to capitalize on the chemistry data flow generated by our products. In addition, we intend to explore our options regarding acquiring distribution channels in specific geographic regions to speed our market penetration.

  Expand into New Markets

      We believe that our existing technologies and products can be expanded and sold into additional markets. Our capabilities enable us to address the needs of a wide range of chemistries. As the use of productivity tools in drug development becomes more visible, related industries are beginning to investigate these tools. Other potential markets include cosmetics, catalysts, and high-margin specialty chemicals.

PRODUCTS

      Our current products focus on increasing the productivity of chemists at each stage of the chemical research and development(R&D) process. One of the benefits of using our products is to accelerate the tasks within each of the stages of the R&D process. Our products address two distinct groups of researchers — chemists who work in the Development phase and the Process phase of the R&D process.

Instruments

      We offer the following instrument products to chemists working in the development and process phases of chemical research and development. Our instrument products fully automate and perform in parallel many of the repetitive tasks that a chemist has to perform manually. Instrument products comprise approximately 65% of 2001 net sales.

  Trident®:

      Chemists performing lead identification in the development phase use our Trident family of products. This product family includes the Trident Library Synthesizer, the Trident Workstation and the Trident Sample Process Station. The Trident Library Synthesizer is used to synthesize libraries between one thousand and two thousand compounds. These libraries typically consist of chemical compounds that are closely related to a drug candidate identified in the initial drug discovery process. The Trident Workstation, which is a semi-automated bench-top system that performs parallel synthesis, and the Trident Sample Process Station, which is an automated parallel work-up and purification system, both can be used together with the Trident Library Synthesizer or as stand alone products.

  Quest®:

      Chemists use our Quest family of products primarily for lead optimization applications in the development phase, where their goal is to refine drug candidates identified during lead identification. The Quest product line provides a personal synthesis tool that chemists can use to perform a broad range of chemistry methodologies. It reduces the amount of laboratory space required, and is cost effective for use by most pre-clinical groups. The Quest product line is comprised of the Quest 210, Quest 205 and FirstMate®, all of which use our proprietary vertical mixing system.

  Endeavor®:

      During the process phase of R&D, chemists use our Endeavor instrument to perform reactions requiring greater than standard atmospheric pressures and gas-phase reagents, such as hydrogen. Our Endeavor instrument is a semi-automated, parallel, catalyst screening system which allows a chemist to perform up to eight such simultaneous reactions.

  Surveyor®:

      Our Surveyor instrument is a fully automated ten-reactor synthesizer that allows the chemist to vary the synthesis conditions in each reactor during the process phase of R&D. In addition, the Surveyor automates the tedious activity of mixture sampling and analysis. We developed the Surveyor as part of a consortium of five pharmaceutical companies in order to meet the needs of clinical development.

  CLARKTM:

      CLARK is an automated laboratory reactor system that is used during process optimization in order to find the precise reaction parameters to make larger quantities of a candidate. It can be scaled to address the specific needs of the customer. Automatic lab reactors simulate chemical manufacturing processes in the laboratory. The CLARK offerings include a Research System, a Bench System, and a Pilot System to meet the specific needs of a development organization.

  Camile TGTM:

      Camile TG Software is a process development program that offers the user the ability to quickly understand and develop new processes as well as run experiments unattended. This software is designed specifically for the constantly changing requirements of the R&D environment. Camile TG mirrors the same precise control logic found on the manufacturing floor while also offering the flexibility needed in R&D. Our customers use such simulation tests before proceeding to production, in order to validate and refine the safety and feasibility of new processes.

  Chemistry Consumables

      Chemistry Consumables comprise approximately 25% of 2001 net sales. Chemistry Consumables are used throughout the chemical development process.

  ArgoGel®, ArgoPore® and Other Reagent Products:

      Chemists typically use our ArgoGel, ArgoPore and polystyrene reagent products in performing lead identification. To overcome the limitation of traditional reagents, we initially formed a product development consortium consisting of four pharmaceutical companies, Abbott Laboratories, Bristol-Myers Squibb, Merck and Novartis Pharmaceuticals. We have developed additional chemistry consumable products through collaborations with Pharmacia, Parke-Davis and Stanford University.

  Polymer Reagent and Polymer Scavenger Products:

      Chemists primarily use our polymer reagents and polymer scavengers products during process development. Both the polymer reagents and polymer scavengers are technologies that allow chemists to accelerate the synthesis, work-up and purification of traditional synthesis methods. Chemists involved in pre-clinical process scale-up synthesize many fewer compounds than chemists doing lead optimization. In addition, these chemists are more likely to use traditional synthesis methods. We, therefore tailor our polymer reagents to permit chemists to perform a wide variety of important synthetic reactions. Our Solution Phase Toolbox is a series of prepackaged polymers that are used by chemists performing traditional work-ups and purification processes.

  Services

      We provide a variety of services for our customers, which include installation of instruments, instrument warranty services and instrument preventative maintenance programs. Services comprise approximately 10% of our 2001 net sales. In addition to the services provided with our instrument product line, we also provide integration services for our customers. Our integration services focus on creating a customer specific solution for the chemists in the process phase of R&D. Integration services typically involve the integration of a CLARK system and/or CAMILE TG software.

  Jones Group Products

      The acquisition of Jones Group in February 2002 expands our product offerings. The Jones Group Products include Solid Phase Extraction (SPE) and related sample preparation products; chromatography accessories and consumables; specialist chromatography and related instrumentation and High Performance Liquid Chromatography (HPLC) and Gas Chromatography (GC) silicas and columns. Medicinal chemists typically use the products in the chemistry development phase of the research and development process.

  Solid Phase Extraction:

      We now offer a wide range of sample preparation products used to extract and purify samples, primarily in the areas of analytical chemistry and combinatorial chemistry. We manufacture sorbents that are subsequently packed into SPE columns, 96-well high throughput SPE plates and flash columns. In addition, we manufacture sample processing stations that are designed to simplify the task of processing samples using disposable Isolute extraction products.

  Chromatography Accessories and Consumables:

      We are now the leading distributor of chromatography accessories and consumables in the United Kingdom. The product family includes vials and closures, sample collection and storage and GC headspace applications.

  FlashmasterTM:

      Our FlashMaster family of is used for a variety of purification applications. The systems offered range from low cost personal purification systems, to high throughput parallel purification systems, and a fully automated software controlled system.

PRODUCT DEVELOPMENT STRATEGY

      Our product development strategy is to combine our expertise in chemistry and engineering with an understanding of market needs to rapidly design and launch products that fulfill these needs. We have a track record of quickly and effectively developing solutions to our customer’s problems. To understand market needs, we form product development teams with our customers. Through this process of forming product development consortia and collaborations with our customers, we have developed innovative products that have had extensive customer input, validation and testing prior to commercial introduction.

      Our consortia are non-exclusive arrangements in which we bring together several companies, typically five to seven, who share the need to solve a common problem. We meet with consortium members on a regular basis during the product development period to review product definition, specifications, progress, validation and testing. We may give consortium members prototypes for use in their research programs and we incorporate their feedback into the final product. Members typically pay a non-refundable participation fee, which may be credited against future purchases of the product we develop. By participating in our consortia, and becoming familiar with the performance and operating characteristics of the product, we believe that members can achieve a nine-month to one-year competitive advantage in using the new technology we develop. Consortium members often become the initial references during the product development phase and initial customers upon our commercialization of the product. We have used the consortium approach to develop the Trident, Quest, Surveyor and reagent products.

      Through our collaborations, we typically in-license technology that we believe has significant potential for commercialization. Typically, our partner will have developed and tested a concept to the prototype level. We further develop and enhance the prototype into a commercially viable product. Our contributions include design for manufacturing, cost reduction, safety and code compliance and ease of use issues. Our partner is able to purchase the final product at a substantial discount and may receive royalties on product sales.

      In June 1997, we entered into an exclusive five-year License and Supply Agreement with Merck & Co., Inc. related to the technology used in our Quest product. In 2002, we will have exclusive ownership rights over the technology with no future obligations to Merck. In exchange for the right to this technology, we have granted Merck substantial discounts on Quest and Quest related products. We used this approach with the Endeavor product, which we developed in collaboration with Symyx Technologies (Symyx). In August 1999, we entered a license and supply agreement with Symyx related to technology used in the Endeavor product. As of January 2002, the license and supply agreement has been extended through December 31, 2004 and provides a minimum annual royalty payment to Symyx. Either party may terminate the agreement for cause or insolvency.

      In October 2001, we entered into a multi-year research agreement with Pfizer Inc. During the agreement, we will assess and develop new technologies and instrument systems relevant to Pfizer Global Research & Development programs. Under the terms of the agreement, Pfizer will fund Argonaut’s assessment and development efforts related to the new tools. Argonaut will have exclusive rights to commercialize technologies developed within the collaboration.

      During the fourth quarter of 2001, we formed our fifth product development consortium comprised of two major pharmaceutical and specialty chemical companies, Pfizer Inc. and ICI, PLC, with the goal of developing a state-of-the-art, multi-channel synthesizer for chemical process optimization. Argonaut’s new process chemistry system will be designed to deliver a fully automated process development solution, with the flexibility and ease of a manual device. Each participating company may receive one or more of the fully automated advanced process development tools at the end of the collaboration

      The following table lists our completed product development consortia and collaborations:

Trident	Quest	Surveyor	Endeavor	Reagents

Abbott Laboratories, Inc.	Abbott Laboratories, Inc.	Aventis S.A.	Symyx Technologies, Inc.	Abbott Laboratories, Inc.
Ariad Pharmaceuticals, Inc.	Affymax Research Institute	Agouron Pharmaceuticals, Inc.		Bristol-Myers Squibb Co.
Astra Zeneca International	Alanex Corporation Research Divisions	Eli Lilly & Co.		Merck & Co., Inc.
E.I. duPont de Nemours & Co.	Aventis, S.A.	Rohm & Haas Co.		Pharmacia Corporation
Genetics Institute, Inc.	Merck & Co., Inc.	Pfizer, Inc.		Novartis Pharmaceutical, Inc.
Merck & Co., Inc.				Parke-Davis, Division of Warner-Lambert & Co.
Merck KgAA				Stanford University

CUSTOMERS

      Our customers consist of a broad range of companies in the pharmaceutical, life sciences, biotechnology and chemical industries, as well as academic institutions. Through December 31, 2001, we have sold our products to more than 1,000 customers and, we have installed more than 2,300 instruments worldwide. Our leading customers include:

Abbott Laboratories Amgen, Inc. Arqule, Inc. Array Biopharmaceuticals AstraZeneca	E.I. Dupont Eli Lilly and Company GlaxoSmithKline Merck & Company Monsanto Company	Novartis Pharmaceuticals Ortho-McNeil Pharmaceuticals Pfizer, Inc. Pharmacia & Upjohn Company Procter & Gamble Pharmaceuticals

      No single customer accounted for more than 10% of our revenue during fiscal year 2001.

SALES, MARKETING AND SERVICE

      We base our sales strategy on understanding our customers’ needs, recommending solutions and ensuring successful implementation of that solution in our customers’ research laboratories. Our approach is designed to achieve customer satisfaction and build a long-term working relationship with our customer.

      Currently, our direct sales, marketing and service organization include 84 full-time employees located in North America, Europe and Japan. Our team of professionals is comprised of senior account-oriented sales people, application chemists, service engineers, telesales people and marketing specialists who sell directly to our customers worldwide. We have 30 direct sales professionals with an average of 12 years of experience in selling high technology products to the scientific industry. In addition to their academic expertise, the industrial laboratory experience of our sales professionals is essential to their ability to understand our customers’ needs. We have application chemists and service engineers with expertise in both chemistry and engineering to support our customers worldwide. We have professional marketing communication specialists located in the United States, Europe and Japan dedicated to providing local marketing programs. In North America we have telesales personnel to support the direct sales efforts by providing lead generation, lead qualification, and consumable product sales and service sales.

      We use distributors to provide local sales and marketing in some foreign countries, including China, Australia, Korea, Eastern Europe, Finland, Sweden, Denmark, Italy and Spain. In these countries, we seek to maintain close contact with our customers and potential customers by providing application chemistry support and service support through our worldwide direct field marketing organization. We have developed both scientific seminars and technology transfer programs to educate and train our customers. We conduct on-site seminars in the use of our chemistry reagents, referencing important scientific publications and research that validate their successful usage. Typically 20 to 40 researchers at a given customer site will participate in this type of scientific seminar.

      Our web site provides technical information regarding the use of our instruments and chemistry consumables for our customers. The combination of our telesales with readily available technical information makes it very easy for a customer to make routine purchases of our reagents and consumables.

      To increase awareness of our products, we have arrangements with leading academic research institutions to provide them with our products. In return our products are validated by reputable institutions through published results in leading scientific journals and the researchers’ creation of application notes. We also work with universities to assist them in creating and implementing teaching laboratories that promote the scientific advantages associated with the use of our products.

MANUFACTURING

      A series of qualified outside vendors manufacture most of our instruments and reagents to our specifications. Our vendors then deliver the finished product to us for final quality assurance testing.

     Instruments

      Our instrument manufacturing staff is comprised of skilled manufacturing engineers, documentation support, material procurement and assembly support resources, which are closely integrated within our product development group. We focus these resources on the rapid development of manufacturing processes and methods, which we transfer to our outside contractors. Our contractors are responsible for ordering all components from qualified vendors, inspecting, stocking, assembling and testing the modules prior to shipment to our facility. We typically qualify multiple manufacturing contractors, and we develop the relevant manufacturing processes internally, enabling us to maintain control of the manufacturing program.

     Chemistry Consumables

      Our chemistry organization develops, validates, documents and initially manufactures our reagents at our facility. During reagent development, we qualify outside manufacturers, known as toll manufacturers, so that we can outsource production as demand and volume increase.

     Jones Group

      The recently acquired Jones Group has two buildings located near Cardiff, UK where their consumables and instrument products are manufactured. The space available at the manufacturing facilities will accommodate the current and near-term production levels.

INTELLECTUAL PROPERTY

      As of December 31, 2001, we owned a patent portfolio of eight issued U.S. patents and one issued foreign patent as well as several pending U.S. patent applications. Corresponding foreign patent applications have been filed in a number of countries. Of these issued patents, five U.S. patents relate to the reactor and fluidics technology incorporated into our instruments. Several of our patent applications relate to this technology and others relate to our reagent technologies. We intend to continue to file patent applications covering any new inventions incorporated into our products and technologies as appropriate. In addition, we rely upon copyright protection as well as trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our success will depend in part upon our ability to obtain patent protection for our products and technologies, to preserve our copyrights and trade secrets, and to operate without infringing on the proprietary rights of third parties. Our issued patents expire between 2018 and 2021.

      We have an exclusive license from Symyx Technologies relating to technology incorporated in our Endeavor product. The exclusive license is in force through the term of the license and supply agreement, as amended, which terminates December 31, 2004.

BACKLOG

      Manufacturing turnaround time has generally been sufficiently short so as to permit us to manufacture to fill orders for most of our products, which helps to limit our inventory costs. Due to generally short time period between order and shipment and occasional customer changes in delivery schedules, we do not believe that our backlog, as of any particular date, is an accurate indicator of actual net sales for any future period. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months. The value of the backlog as of December 31, 2001 and 2000 was approximately $3.9 million.

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

GOVERNMENT REGULATION

      We are subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of our business, we are involved in the handling, storage and disposal of chemicals. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for acts that were in compliance with all applicable laws at the time the checks were performed. We have not been required to make material expenditures in connection with our efforts to comply with environmental requirements. We do not believe that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by such laws and regulations are frequently changed, we are unable to predict the cost of compliance with such requirements in the future, or the effect of such laws on our capital expenditures, results of operations or competitive position.

EMPLOYEES

      As of December 31, 2001, we had 154 employees worldwide. On December 31, 2001, we announced a cost savings initiative that included a reduction in our work force, after which we had 131 employees. After the recent acquisition of Jones Group, we have approximately 250 employees worldwide. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2. Properties

Facilities

      We occupy approximately 32,000 combined square feet of leased office space and research facilities in Foster City, California. These facilities serve as the base for our marketing and product support operations, research and development, manufacturing and administration activities. We have leased substantially all of our space through the second quarter of 2004. In addition, we lease approximately 13,400 square feet of office space in Indianapolis, Indiana, 1,880 square feet of research in Tucson, Arizona, 200 square meters of office space in Muttenz, Switzerland and 200 square meters of office space in Tokyo, Japan. These offices are the base operations for our sales and support groups in the respective regions. In connection to the acquisition of Jones Group, we also own approximately 50,000 combined square feet in two facilities located near Cardiff, United Kingdom. The facilities serve as the base of operations for marketing and product support operations, research and development, manufacturing and administration for our European based activities. In addition to these facilities, we also acquired a leased facility with 5,500 square feet in Lakewood, Colorado, which serves as the base of operations for Jones Group in the United States. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

Item 3. Legal Proceedings

      From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-K, we are not a party to any litigation that we believe could reasonably be expected to harm our business or results of operations in any material respects.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the security holders during fourth quarter of 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our common stock has been quoted on the Nasdaq Stock Market’s National Market under the symbol “AGNT” since our initial public offering on July 19, 2000. Prior to this time, there was no public market for our stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market’s National Market for the periods indicated.

	2001		2000
	Sales Price		Sales Price

	High	Low	High	Low

First Quarter	$10.81	$5.13	NA	NA
Second Quarter	7.38	4.20	NA	NA
Third Quarter	5.85	2.65	$27.69	$10.00
Fourth Quarter	4.49	2.35	22.00	7.00

Dividend Policy

      We have not paid any cash dividends to date and do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

Holders of Common Stock

      As of February 25, 2002, there were 183 holders of record of our common stock.

Issuance of Unregistered Common Stock

      On March 1, 2001, we issued 666,667 shares of unregistered common stock in connection with the acquisition of ATSI.

      On February 20, 2002, we issued 572,152 shares of unregistered common stock in connection with the acquisition of Jones Group.

Item 6.  Selected Financial Data

      The following selected financial data has been derived from our audited financial statements and the following table should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

      The pro forma net loss per share and shares used in computing pro forma net loss per share are calculated as if all of our convertible preferred stock was converted into shares of our common stock on the date of issuance. Each outstanding share of preferred stock was converted to 0.88 shares of common stock upon completion of our initial public offering on July 19, 2000.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands except per share data)
Statements of Operations Data:
Net sales	$17,063	$17,449	$10,558	$12,076	$5,826
Costs and expenses:
Cost of sales	9,431	7,994	4,689	5,608	3,155
Research and development	7,089	5,057	4,180	4,922	4,292
Selling, general and administrative	16,686	13,819	9,125	7,108	4,795
Amortization of goodwill and purchased intangible assets	1,157	—	—	—	—
Acquired in-process research and development	270	—	—	—	—
Restructuring charges	384	—	—	—	—
Impairment charge	5,520	—	—	—	—

Total costs and expenses	40,537	26,870	17,994	17,638	12,242

Loss from operations	(23,474)	(9,421)	(7,436)	(5,562)	(6,416)
Interest and other income (expenses), net	2,679	1,900	(167)	(94)	216

Net loss	$(20,795)	$(7,521)	$(7,603)	$(5,656)	$(6,200)

Net loss per common share, basic & diluted	$(1.09)	$(0.79)	$(3.55)	$(3.31)	$(4.52)

Weighted-average shares used in computing net loss per common share, basic and diluted	19,048	9,538	2,142	1,710	1,372
Pro forma net loss per common share, basic and diluted		$(0.50)	$(0.68)

Weighted-average shares used in computing pro forma net loss per common share, basic and diluted		15,009	11,263

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and short-term investments	$57,632	$73,372	$11,073	$2,261	$7,664
Working capital	58,292	76,131	9,061	3,115	6,559
Total assets	72,171	83,032	19,080	9,363	11,948
Long-term obligations, less current portion	—	180	1,859	4,147	1,844
Accumulated deficit	(55,234)	(34,439)	(26,918)	(19,315)	(13,659)
Total stockholders’ equity	63,764	77,720	9,048	865	6,364

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Since our inception, we have incurred significant losses and, as of December 31, 2001, we had an accumulated deficit of $55.2 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Overview

      We derive revenues primarily from the sale of our instrument products. We commenced commercial shipment of our first generation instrument, the Nautilus, in 1996, the Quest product line in 1997, the Trident product line in 1998 and the Surveyor and the Endeavor in 2000. Revenue from sales of our instrument products is recognized when delivery and installation of the product is complete. We also derive revenues from the sale of reagents and other instrument related consumables, as well as revenues derived from products and integration services in connection with the acquisition of ATSI completed on March 1, 2001. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and the expansion of our sales and marketing organization. Our research and development expenses may increase in the future as we continue to develop our products. Our selling and marketing expenses may increase as we continue to expand the geographic coverage of our direct sales and support organization.

Recent Developments

  Acquisition of Jones Group

      On February 20, 2002, we completed the acquisition of Jones Group, a privately held chemistry consumables and instrumentation company headquartered in Cardiff, Wales, UK pursuant to a Share Purchase Agreement, dated February 11, 2002. The Jones Group became a wholly owned subsidiary of Argonaut and will continue to operate out of its current Cardiff, Wales, U.K. locations. Jones Group has approximately 118 employees worldwide with the majority located in the United Kingdom. It operates two manufacturing plants totaling approximately 50,000 square feet.

      The Jones Group is a leading manufacturer and distributor of high quality chromatography and purification accessories, consumables and instrumentation. Consumable items include leading brand sorbents, solid phase extraction (SPE) columns and 96-well plates, flash chromatography and High Performance Liquid Chromatography (HPLC) columns. It manufactures purification and other chemistry development instruments for the drug discovery market.

      In the purchase transaction, the stockholders of Jones Chromatography LTD (JCL) exchanged all of their respective shares of JCL stock for (i) cash in an aggregate amount of £3,825,000 ($5.4 million), (ii) 572,152 shares of unregistered Company Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10.9 million). The notes payable, which are redeemable for cash over the two-year period following the closing date, are guaranteed by Barclays Bank PLC. In addition, certain employees of Jones Group that remain as employees after the transaction will receive stock options to purchase an aggregate 349,800 shares of the Company’s Common Stock.

      All shares of Company Common Stock issued to JCL stockholders in the transaction were issued in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”). As a result, all such shares of Company Common Stock are subject to restrictions on transfer under the applicable provisions of the Securities Act. Under the terms of the Registration Rights Agreement dated February 20, 2002, the Company has granted the JCL stockholders certain rights to register under the Securities Act the shares of Company Common Stock received in the transaction.

      Under the terms of the Share Purchase Agreement, notes payable in the aggregate principal amount of £2,550,000 ($3.6 million) will be held in escrow until the second anniversary of the closing date, and may be used to satisfy certain indemnification obligations of the principal JCL stockholders.

  Acquisition of Camile Products LLC

      On March 1, 2001, we completed the acquisition of Camile Products, LLC, pursuant to an Agreement and Plan of Reorganization, dated January 31, 2001. Camile became a wholly owned subsidiary of Argonaut, and operates as Argonaut Technologies Systems, Inc. (ATSI) and continues to operate out of its current Indianapolis, Indiana location.

      ATSI markets software that allows pharmaceutical and chemical companies to automate and precisely control chemical reactions. ATSI specializes in automating research and pilot-scale reactors with personal computer based software solutions. ATSI’s graphical user interface for the software increases efficiencies allowing chemists more time to focus on scientific discoveries.

      We acquired ATSI in a purchase accounting transaction for $4 million in cash and 666,667 shares of common stock. A portion of the cash and common stock will be held in escrow pursuant to the terms of the Agreement and Plan of Reorganization.

  Reduction in Force

      In the fourth quarter of fiscal 2001, we announced a restructuring program to downsize our organizational structure in order to reduce operating expenses and improve workforce processes and efficiencies. As a result, we recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of our workforce by 23 employees and expenses of $22,000 for abandonment of excess equipment.

  Impairment of Goodwill and Other Purchased Intangible Assets

      Downturns in the pharmaceutical, biotechnology and chemical industries have negatively impacted the forecasted revenues and expected cash flows from ATSI. The comparison of the undiscounted expected future cash flows to the carrying amount of the related purchased intangible assets resulted in an impairment of the assets acquired, and a write-down of these assets of approximately $5.5 million during our fourth quarter of fiscal 2001, in accordance with our accounting policies.

Critical Accounting Policies

      We consider certain accounting policies related to revenue recognition, allowance for doubtful accounts, impairment of investments, inventory adjustments, warranty liabilities, restructuring charge, purchase accounting, impairment of long-lived assets and income tax to be critical policies due to the estimation processes involved in each.

  Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

      For each arrangement, we determine whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility is reasonably assured and fees are fixed and determinable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met.

     Product Revenue

      Revenue related to product sales with no future obligation is recognized upon shipment when the recognition criteria have been met. For those products where we have obligations to provide installation services, revenue is recognized upon installation when the recognition criteria have been met. Sales that require customer acceptance are not recognized as revenue until the requirements have been met.

     Revenue Arrangements With Significant Implementation Services

      In certain circumstances, we enter into revenue arrangements whereby we sell to our customer products with significant implementation services. We recognize revenue for these arrangements using the percentage-of-completion method of accounting unless we are unable to make reasonable estimates under that method, in which case revenue is recognized on a completed contract basis. Losses on fixed price contracts are recognized in the period in which the loss becomes known.

     Service Revenue

      Maintenance contract revenue is recognized ratably over the contractual period; trainings and other services revenue is recognized as the services are rendered.

  Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. We determine the adequacy of this allowance by regularly reviewing the composition of our accounts receivable aging and evaluating individual customer receivables, considering our customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Investments

      Investments are classified as available for sale and recorded at fair value, and unrealized investment gains and losses are reflected in stockholders’ equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a capital loss is recognized at the date of determination.

      Testing for impairment of investments also requires significant management judgment. The identification of potentially impaired investments, the determination of their fair value and the assessment of whether any decline in value is other than temporary are the key judgment elements. The discovery of new information and the passage of time can significantly change these judgments. Revisions of impairment judgments are made when new information becomes known, and any resulting impairment adjustments are made at that time. The current economic environment and recent volatility of securities markets increase the difficulty of determining fair value and assessing investment impairment. The same influences tend to increase the risk of potentially impaired assets.

  Inventories

      Inventories are stated at the lower of cost (on a first-in, first-out cost method) or market value. We record adjustments to the value of inventory based upon the forecasted plans to sell our inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

  Warranties

      We provide for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

  Restructuring

      During fiscal year 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs and related abandonment of excess equipment. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

  Purchase Accounting

      We accounted for the acquisition of ATSI under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations. The remaining values are based on our judgments and estimates, and accordingly, the company’s financial position or results of operations may be affected by changes in estimates and judgments.

  Impairment of Long-Lived Assets

      In accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), we review long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

  Income Tax

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets.

Stock Compensation

      Deferred stock compensation is the difference between the exercise price of the options and the fair value of the common stock at the date of grant. The fair value was determined based on the business factors underlying the value of our common stock on the date of grant viewed in light of our initial public offering in July 2000 and the anticipated initial public offering price per share. The deferred stock compensation was recorded as a component of stockholders’ equity and is being amortized over the vesting periods of the options, generally four years, using the graded vesting method. We recorded deferred stock compensation of approximately $2.8 million in the year ended December 31, 2000 and approximately $3.8 million in the year ended December 31, 1999 in connection with the grant of stock options to employees. We have recorded amortization of deferred stock compensation of approximately $1.6 million, approximately $2.9 million, and approximately $653,000 in the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, we had a total of approximately $1.0 million to be amortized over the remaining vesting period of the options.

      We also recorded stock compensation of $137,000, $617,000 and $12,000 for the years ended December 31, 2001, 2000 and 1999, respectively, in connection with options granted to consultants. These options are periodically remeasured as they vest, in accordance with Emerging Issues Task Force No. 96-18.

      In 2000, we granted performance-based options to certain of our employees and recorded a stock compensation expense of $86,000 in 2000 (none in 2001) on the date the performance criteria were met and the options were vested. At December 31, 2001, the Company has 26,410 options subject to performance criteria. We will record additional stock compensation expense on the remaining unvested options when and if they vest.

COMPARATIVE RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

  Net Sales

      Net sales in 2001 were $17.1 million compared to $17.4 million in 2000. The decrease was substantially attributable to reduced unit volume sales of instrument products as a result of the general economic slowdown and more careful scrutiny of capital expenditures by our customers. A substantially offsetting factor was the additional net sales of approximately $2.9 million that was generated from products and services in connection with our acquisition of ATSI on March 1, 2001.

  Cost of Sales

      Cost of sales increased to $9.4 million in 2001 from $8.0 million in 2000. This increase was primarily due to retrofit costs associated with the more recently introduced Surveyor and Endeavor products and the additional costs typically associated with early production units. In addition, gross margin performance attributable to products and services in connection with ATSI are historically lower overall.

  Research and Development Expenses

      Research and development (R&D) expenses increased to $7.1 million in 2001 from $5.1 million in 2000. Approximately $1.0 million of this increase is attributable to additional R&D personnel, facility expenses and other related spending in connection with ATSI. We incurred additional spending for outside professional services related to process improvement initiatives targeted at redesigning our product development processes. As a partial offset to these expenses, stock-based compensation expense was approximately $588,000 less in 2001 compared to 2000.

  Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $16.7 million in 2001 from $13.8 million in 2000. Primary factors contributing to this increase were additional expenses attributable to the addition of ATSI related headcount and related expenses aggregating approximately $2.0 million, the first full year of additional expenses operating as a public company, and facility related relocation expenses as referred to above. As a partial offset to these increased expenses, stock-based compensation expense was approximately $1.2 million less in 2001 compared to 2000.

  Impairment Charge, Amortization of Goodwill and Other Purchased Intangibles

      Amortization of goodwill and other purchased intangible assets was $1.2 million for fiscal 2001 representing the amortization of intangible assets recorded in connection with our acquisition of ATSI on March 1, 2001. Goodwill and other purchased intangible assets were preliminarily amortized based on estimated useful lives of 10 years. At December 31, 2001, the purchase price allocation was finalized, resulting in modifications to the estimated useful lives of the individual intangible assets. Goodwill is amortized over 10 years and other purchased intangible assets are amortized over 3 to 10 years.

      In accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), we review long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

      Downturns in the pharmaceutical, biotechnology and chemical industries have negatively impacted the forecasted revenues and expected cash flows from ATSI. The comparison of the undiscounted expected future cash flows to the carrying amount of the related purchased intangible assets resulted in an impairment of the assets acquired, and a write-down of these assets of approximately $5.5 million during our fourth quarter of fiscal 2001, in accordance with our policy.

  Acquired in-process research and development expense

      During fiscal 2001, we recorded $270,000 of acquired in-process research and development (IPR&D) resulting from the acquisition of ATSI. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for IPR&D that may cause fluctuations in our quarterly or annual operating results. Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by ATSI concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

      Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the acquisition. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

      In valuing the IPR&D, we considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 26%. The discount rate was determined after consideration of our weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

  Restructuring Charge

      In the fourth quarter of fiscal 2001, we announced a restructuring program to downsize our organizational structure in order to reduce operating expenses and improve workforce processes and efficiencies. As a result, we recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of our workforce by 23 employees and expenses of $22,000 for abandonment of excess equipment. Remaining cash expenditures relating to workforce reduction will be paid in the first two quarters of fiscal 2002. The restructuring program is expected to yield cash savings of approximately $3.4 million annually, beginning in fiscal 2002. These savings largely relate to reduced employee-related costs and are expected to be realized primarily in operating expenses.

  Interest and Other Income (Expense), net

      Interest and other income of $2.9 million in 2001 compared to $2.4 million in 2000. This increase reflects the net effect of higher average balances of invested cash, cash equivalents, and short term investments in 2001 as a result of the completion of our initial public offering in July 2000, substantially offset by reduced interest rate yields consistent with the overall interest rate decline of high quality short term financial instruments. Interest and other expense was $235,000 in 2001 compared to $503,000 in 2000 as a result of the continuing reduction of the Company’s debt obligations.

  Income Taxes

      As of December 31, 2001, we had federal net operating loss and research credit carryforwards of approximately $36.0 million and $900,000, respectively, which expire on various dates between 2010 and 2021.

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

  Interest and Other Income (Expense)

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

Liquidity and Capital Resources

      We have funded our operations principally though sales of equity securities. On July 19, 2000 we completed our initial public offering raising net proceeds of $72.5 million. We used $4.7 million of these proceeds to repay substantially all of our outstanding debt. The remaining funds have been invested in short-term interest bearing securities and will be utilized to fund operations and continued growth. At December 31, 2001, we had total cash, cash equivalents and short-term investments of $57.6 million.

      Net cash used in operating activities was $9.5 million in 2001 and $5.0 million in 2000. Cash used in operating activities during fiscal years 2001 and 2000 was attributable primarily to net losses, after adjustments for non-cash items, and working capital requirements.

      Net cash used in investing activities was $11.3 million in 2001 and $28.9 million in 2000. For 2001, our investing activities consisted principally of the cash component of our purchase of ATSI, capital expenditures and purchases and sales of our short-term investments. For 2000, our investing activities consisted principally of capital expenditures and purchases and sales of our short term investments.

      Net cash provided by (used in) financing activities was ($0.4 million) in 2001 and $68.1 million in 2000. Our financing activities consisted principally of proceeds from the sale of our common stock in an initial public offering in 2000, and repayment of debt obligations in 2001. We used part of the proceeds from our initial public offering to repay existing loans in 2000.

      We expect to have negative cash flow from operations through at least through 2002. We expect to incur increasing development expenses, as well as expenses for additional personnel for production and commercialization efforts, and we may never generate positive cash flows. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances, together with the remaining net proceeds of our initial public offering and revenue to be derived from product sales and research and development collaborations will be sufficient to fund our operations at least through the next 12 months. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

      The acquisition of Jones Group was completed February 20, 2002 for purchase consideration of approximately 572,000 shares of unregistered Argonaut common stock, £3,825,000 ($5.4 million) cash due at closing, and notes payable aggregating £7,650,000 ($10.9 million) payable over two years, plus acquisition related legal, accounting, due diligence and other transaction expenses. We will utilize the purchase method of accounting for this transaction and we are currently evaluating the allocation of the total purchase price, including amounts to be allocated to goodwill and IPR&D. We expect Jones Group to provide approximately $10 million to our 2002 net sales performance and to be accretive to pre-tax operating results.

      The following summarizes our contractual cash obligations at December 31, 2001, adjusted to include the purchase price relating to the acquisition of Jones Group completed on February 20, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period:

		Less than	1 to 3	4 to 5
Contractual Obligations	Total	1 year	years	years

Cash due at closing of acquisition of Jones Group	$5,432	$5,432	$—	$—
Notes payable (Jones Group)	10,863	—	10,863	—
Capital lease obligations	200	200	—	—
Operating lease obligations	2,451	940	982	529
Minimum royalties	1,700	600	1,100	—

Total contractual cash obligations	$20,646	$7,172	$12,945	$529

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

      We have incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2001, we had an accumulated deficit of $55.2 million and we recorded net losses of $20.8 million for the twelve month period ended December 31, 2001. We expect to continue to incur operating and net losses for the foreseeable future and we may never generate positive cash flows.

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

If our products do not become widely used in the life sciences and chemical industries, it is unlikely that we will ever become profitable.

      Pharmaceutical, biotechnology, life sciences and chemical companies have historically performed chemistry development using traditional laboratory methods. To date, our products have not been widely adopted by these industries. The commercial success of our products will depend upon the adoption of these products as a method to develop chemical compounds for the life sciences and other industries. In order to be successful, our products must meet the performance and pricing requirements for chemistry development within the life sciences and other industries. Market acceptance will depend on many factors, including our ability to:

•	Convince prospective customers that our products are a cost-effective alternative to traditional methods and other technologies that may be introduced for chemistry development.

•	Convince prospective customers that our products provide the same or enhanced quality and accuracy as compared with traditional methods and other new technologies which may be developed.

•	Manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

•	Install and service sufficient quantities of our products.

      If we cannot achieve these objectives, our products will not gain market acceptance.

We face risks associated with past and future acquisitions.

      Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have recently acquired complementary businesses and may choose to acquire others in the future. We completed our acquisition of ATSI in March 2001 and Jones Group in February 2002. We have never integrated a business as financially significant as Jones Group or an international based business. Our failure to successfully integrate this business may materially affect our business going forward. We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, and may disrupt our ongoing business and distract our management. If we are unable to effectively integrate any acquired entities, products or technologies, our business may suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could negatively impact our operating results. Our available cash and securities may be used to buy or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. Due to volatile market conditions, the value of long live assets maybe negatively impacted, which may result in future, additional impairment charges. Moreover, if we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition.

Our product development efforts may not produce commercially viable products.

      We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, including both our current research collaboration with Pfizer and our product development consortium with Pfizer and ICI, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products.

The capital spending policies of life sciences and other chemical research companies have a significant effect on the demand for our products.

      We market our products to and receive our revenues principally from pharmaceutical, biotechnology, life sciences and other chemical research companies, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research equipment and the policies regarding capital expenditures. In particular, the volatility of the public stock market for biotechnology and related companies has at certain times significantly impacted their ability to raise capital, which has directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. Any decrease or delay in capital spending by life sciences companies could cause our revenues to decline and harm our profitability.

Our products have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter.

      Our ability to obtain customers for our products depends in significant part upon the perception that our products can help accelerate efforts in chemical development. The sale of many of our products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycles of many of our products are lengthy and subject to a number of risks that are beyond our control, including customers’ budgetary constraints and internal acceptance reviews. Our revenues could fluctuate significantly from quarter to quarter, due to this lengthy and unpredictable sales cycle. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenues decline or do not grow as we anticipate, we might not be able to correspondingly reduce our operating expenses. Our failure to achieve our anticipated levels of revenues could significantly harm our operating results for a particular fiscal period. Due to the possibility of fluctuations in our operating results, we believe that quarter-to-quarter comparisons of our operating results are not always a good indication of our future performance.

In order to be successful, we must recruit, retain and motivate key employees, and failure to do so could seriously harm us.

      In order to be successful, we must recruit, retain and motivate executives and other key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified technical personnel. Attracting and retaining qualified sales representatives is also critical to our future. Experienced management and technical, marketing and support personnel in the information technology industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and certain key research and development facilities are located. The loss of key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on Argonaut’s strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty. John T. Supan, our chief financial officer will resign his position at the earlier of March 31, 2002 or the filing of this Annual Report on Form 10-K. Lissa Goldenstein, our president and chief executive officer, will serve as acting chief financial officer during the transition until a successor is named. During the transition, we expect to engage a consultant to provide guidance and advice to Ms. Goldenstein and the company regarding our financial operations and integration plans with Jones Group. Changes in management may be disruptive to our business and may result in the departure of existing employees, customers and/or research collaborators. It may take significant time to locate, retain and integrate qualified management personal.

Our direct world wide sales force and network of distributors may not be sufficient to successfully address the market for our products.

      We sell a major portion of our products through our own sales force. We may not be able to build an efficient and effective sales and marketing force and continue to expand our network of distributors. Our failure to build an efficient and effective sales and marketing force could negatively impact sales of our products, thus reducing our revenues and profitability. In addition, we need to successfully and efficiently integrate Jones Group sales force otherwise we may not realize expected synergies.

We are exposed to general global economic and market conditions.

      Our business is subject to the effects of general economic conditions in the United States, United Kingdom and globally, and, in particular, market conditions in the life science and chemical industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

Our business is subject to risks from international operations.

      We conduct business globally. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and natural disasters. Any or all of these factors could have a material adverse impact on our future international business.

We are exposed to fluctuations in the exchange rates of foreign currency.

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With the Jones Group acquisition, approximately 44% of our net sales are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. The use of the Euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

We are exposed to the credit risk of some of our customers.

      Due to the current slowdown in the economy, the credit risks relating to our customers have increased. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. We have experienced losses due to customers failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial conditions.

If we lose our exclusive license to proprietary technology incorporated into our products we may be unable to continue selling those products.

      We have developed some of our products based on proprietary technology originally developed by third parties. We currently have exclusive licenses to use such technology in our products that are subject to termination in certain events. In particular, our license to proprietary technology belonging to Symyx, which is incorporated into our Endeavor product. Our sales of this product constitute a significant portion of our revenue. We estimate that sales of this product will constitute approximately 10 to 15% of our revenues for 2002. This estimate depends on a variety of factors, including increased demand, and we cannot be certain that this estimate will be accurate. If licensors terminate our licenses to any such technology, our revenues will decline.

Because we outsource our product assembly, our ability to produce and supply our products could be impaired.

      We outsource most of the assembly of our products to vendors. Our reliance on our outside vendors exposes us to risks including:

•	the possibility that one or more of our vendors could terminate their services at any time without notice;

•	reduced control over pricing, quality and timely delivery, due to the difficulties in switching to alternative vendors; and

•	the potential delays and expenses of seeking alternative sources of manufacturing services.

Consequently, in the event that components from our suppliers or work performed by our vendors are delayed or interrupted for any reason, our ability to produce and deliver our products would decline.

The life sciences industry is highly competitive and subject to rapid technological change, and we may not have the resources necessary to successfully compete.

      We compete with companies world wide that are engaged in the development and production of similar products. We face competition primarily from the following three sectors:

•	companies marketing conventional products based on traditional chemistry methodologies;

•	pharmaceutical companies developing their own instruments; and

•	companies marketing products based upon parallel synthesis and other innovative technologies, such as Mettler-Toledo AG and several smaller instrument and reagent companies

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

Risks Related to Our Common Stock

Our stock price has been highly volatile, and your investment could suffer a further decline in value.

      The trading price of our common stock has been highly volatile and ranged in 2001 from a per-share high of $10.81 to a low of $2.35 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

•	actual or anticipated variations in quarterly operating results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	conditions or trends in the pharmaceutical, biotechnology, life sciences and chemical industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	developments regarding our patents or other intellectual property or that of our competitors.

      In addition, the stock market in general, and the Nasdaq Stock Market’s National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

There may not be an active, liquid trading market for our common stock.

      There is no guarantee that an active trading market for our Common Stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active. If we fail to comply with the continued listing requirements of the NASDAQ National Market, including the minimum bid price per share requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

Our principal stockholders, directors and executive officers own approximately 54% of our common stock, which may prevent new investors from influencing corporate decisions.

      Our principal stockholders who currently own over 5% of our common stock and our directors and executive officers who beneficially own approximately 54% of our outstanding common stock, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

Sales of large numbers of shares of our common stock could cause our stock price to decline.

      The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our initial public offering are now freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our affiliates, as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are restricted securities as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act.

      On March 1, 2001, we issued 666,667 shares of unregistered common stock in connection with the acquisition of ATSI.

      On February 5, 2002, we registered 2,628,618 shares of common stock that are reserved for issuance upon exercise of options granted under our stock option and employee stock purchase plans. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

      On February 20, 2002, we issued 572,152 shares of unregistered common stock in connection with the acquisition of Jones Group.

Anti-takeover provisions in our charter and bylaws and under Delaware law could make a third-party acquisition of us difficult.

      Pursuant to our charter, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote of action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Our certificate of incorporation and bylaws contain other provisions that could make it more difficult for a third party to acquire us, even if doing so might be deemed beneficial by our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE RISK

      Our exposure to interest rate risk is related principally to our investment portfolio. Fixed rate investments may have their fair market value adversely impacted from changes in interest rates and floating rate investments may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. We invest our excess cash in debt instruments of the U.S. government and its agencies, and in debt instruments of high quality corporate issuers. The principal notional amount with an expected maturity in the following year, weighted average interest rate, and average contractual maturity were as follows ($ in millions):

	December 31,	December 31,
	2001	2000

Principal notional amount with an expected maturity in following year	$54.2	$71.6
Weighted average interest rate	2.9%	6.4%
Average contractual maturity of investments (days)	130	52

FOREIGN CURRENCY RISK

      As we have operations and sales outside of the United States, our financial results can be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. To date, our foreign operations and sales have not been significant to our results of operations and financial condition; therefore our foreign currency risk is minimal. With the Jones Group acquisition, approximately 44% of our net sales are exposed to foreign currency risk.

RECENT ACCOUNTING PRONOUNCEMENTS

     Business Combination

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      We will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 will significantly reduce amortization expense, which was approximately $1,157,000 in fiscal 2001. We will reclassify identifiable intangible assets with indefinite lives, as defined by Statement 142, to goodwill at the date of adoption. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the preliminary unaudited analysis completed to date, we do not believe that the application of these statements will have an adverse material impact on the earnings and financial position of the Company.

     Accounting Impairment of Disposal of Long Live Assets

      In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB 121 and provide a single accounting model for long-lived assets to be disposed of. SFAS 144 removes goodwill from its scope, describes a profitability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. We will adopt SFAS 144 as of January 1, 2002, and we do not expect this pronouncement to materially impact the results of our operations, financial position, or cash flows.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Argonaut Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Argonaut Technologies, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Technologies, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 5, 2002

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2001	2000

	(In thousands, except
	share and per share data)
Current assets:
Cash and cash equivalents	$17,996	$39,147
Short-term investments	39,636	34,225
Accounts receivable, less allowance for doubtful accounts of $154 in 2001 and $50 in 2000	4,187	4,088
Inventories	4,096	2,782
Note receivable from officer	—	200
Prepaid expenses and other current assets	784	821

Total current assets	66,699	81,263
Property and equipment, net	3,233	1,743
Goodwill and other purchased intangible assets, net of $1,157 of accumulated amortization	2,213	—
Other assets	26	26

	$72,171	$83,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,681	$1,004
Accrued compensation	1,421	1,097
Other accrued liabilities	1,679	1,209
Deferred revenue	3,439	1,534
Current portion of capital lease obligations	187	288

Total current liabilities	8,407	5,132
Noncurrent portion of capital lease obligations	—	180

Commitments

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2001 and 2000, issuable in series; no shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized at December 31, 2001 and 2000; 19,281,691 and 18,270,019 shares issued and outstanding at December 31, 2001 and 2000, respectively	2	2
Additional paid-in capital	120,036	115,283
Deferred stock compensation	(1,008)	(3,055)
Accumulated deficit	(55,234)	(34,439)
Accumulated other comprehensive loss	(32)	(71)

Total stockholders’ equity	63,764	77,720

	$72,171	$83,032

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net sales:
Products	$15,281	$16,816	$10,010
Services	1,782	633	548

Total net sales	17,063	17,449	10,558

Costs and expenses:
Costs of products	9,108	7,941	4,564
Costs of services	323	53	125
Research and development (note 1)	7,089	5,057	4,180
Selling, general and administrative (note 1)	16,686	13,819	9,125
Amortization of goodwill and other purchased intangible assets	1,157	—	—
Acquired in-process research and development	270	—	—
Restructuring charges	384	—	—
Impairment charge	5,520	—	—

Total costs and expenses	40,537	26,870	17,994

Loss from operations	(23,474)	(9,421)	(7,436)
Other income (expenses):
Interest and other income	2,914	2,403	531
Interest and other expense	(235)	(503)	(698)

Net loss	$(20,795)	$(7,521)	$(7,603)

Net loss per common share, basic & diluted	$(1.09)	$(0.79)	$(3.55)

Weighted-average shares used in computing net loss per common share, basic and diluted	19,048	9,538	2,142

Note 1: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:

Research and development	$603	$1,191	$208
Selling, general and administrative	1,087	2,296	457

	$1,690	$3,487	$665

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

								Accumulated
	Preferred Stock		Common Stock		Additional	Deferred		Other	Total
					Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 1998	8,730,573	$1	2,023,933	$—	$20,179	$—	$(19,315)	$—	$865
Net loss	—	—	—	—	—	—	(7,603)	—	(7,603)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	—	2	2

Total comprehensive loss									(7,601)
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	287,840	—	101	—	—	—	101
Issuance of common stock to director in exchange for promissory note	—	—	13,200	—	15	—	—	—	15
Issuance of common stock as charitable donation	—	—	17,600	—	20	—	—	—	20
Issuance of Series D convertible preferred stock	2,608,695	—	—	—	14,961	—	—	—	14,961
Issuance of warrant for loan arrangement	—	—	—	—	22	—	—	—	22
Compensation expense related to issuance of options to consultants	—	—	—	—	12	—	—	—	12
Deferred stock compensation	—	—	—	—	3,759	(3,759)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	653	—	—	653

Balances at December 31, 1999	11,339,268	1	2,342,573	—	39,069	(3,106)	(26,918)	2	9,048
Net loss	—	—	—	—	—	—	(7,521)	—	(7,521)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(73)	(73)

Total comprehensive loss									(7,594)
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	658,898	—	320	—	—	—	320
Issuance of common stock upon the completion of initial public offerings, net of issuance costs of $6,891	—	—	5,290,000	1	72,458	—	—	—	72,459
Conversion of preferred stock upon close of initial public offering at an exchange rate of 0.88 for 1	(11,339,268)	(1)	9,978,548	1	—	—	—	—	—
Compensation expense related to issuance of options to consultants	—	—	—	—	617	—	—	—	617
Deferred stock compensation	—	—	—	—	2,819	(2,819)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	2,870	—	—	2,870

Balances at December 31, 2000	—	—	18,270,019	2	115,283	(3,055)	(34,439)	(71)	77,720
Net loss	—	—	—	—	—	—	(20,795)	—	(20,795)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	—	—	—	—	173	173
Foreign currency translation adjustments	—	—	—	—	—	—	—	(134)	(134)

Total comprehensive loss									(20,756)
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	209,030	—	190	—	—	—	190
Issuance of common stock related to the acquisition of Camile Products, LLC	—	—	666,667	—	4,667	—	—	—	4,667
Issuance of common stock related to employee stock purchase plan	—	—	95,495	—	323	—	—	—	323
Issuance of shares of common stock upon exercise of warrants	—	—	40,480		—	—	—	—	—
Compensation expense related to issuance of options to consultants	—	—	—	—	137	—	—	—	137
Deferred stock compensation associated with stock options cancelled	—	—	—	—	(564)	494	—	—	(70)
Amortization of deferred stock compensation	—	—	—	—	—	1,553	—	—	1,553

Balances at December 31, 2001	—	$—	19,281,691	$2	$120,036	$(1,008)	$(55,234)	$(32)	$63,764

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Operating Activities
Net loss	$(20,795)	$(7,521)	$(7,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	518	723	714
Amortization of goodwill and other purchased intangible assets	1,157	—	—
Stock-based compensation	1,620	3,487	665
Issuance of equity for noncash benefits	—	—	42
Provision for doubtful accounts	104	—	—
Impairment charges	5,520	—	—
Acquired in-process research and development	270	—	—
Non-cash portion of restructuring charges	22
Change in cumulative translation adjustment	(134)	(73)	2
Changes in assets and liabilities:
Accounts receivable	253	(626)	(861)
Inventories	(739)	(672)	81
Note receivable from officer	200	—	—
Prepaid expenses and other current assets	83	(232)	(176)
Other assets	138	—	20
Accounts payable	331	139	250
Accrued compensation	284	341	53
Other accrued liabilities	225	552	(171)
Deferred revenue	1,486	(1,074)	1,584

Net cash used in operating activities	(9,457)	(4,956)	(5,400)

Investing Activities
Capital expenditures	(1,779)	(846)	(690)
Business acquisition (net of cash received)	(4,255)	—	—
Purchase of short-term investments	(49,498)	(34,309)	(6,127)
Maturities and sale of short-term investments	44,260	6,211	—

Net cash used in investing activities	(11,272)	(28,944)	(6,817)

Financing Activities
Proceeds from long-term debt	—	—	1,000
Repayment of long-term debt	(654)	(4,375)	(668)
Principal payments on capital lease obligations	(281)	(303)	(492)
Net proceeds from issuances of common stock	513	72,779	101
Net proceeds from issuances of convertible preferred stock	—	—	14,961

Net cash provided by (used in) financing activities	(422)	68,101	14,902

Net increase (decrease) in cash and cash equivalents	(21,151)	34,201	2,685
Cash and cash equivalents at beginning of year	39,147	4,946	2,261

Cash and cash equivalents at end of year	$17,996	$39,147	$4,946

Supplemental Disclosure of Cash Flow Information
Interest paid	$42	$380	$577

Supplemental Disclosure of Cash Flow Information
Options and warrants issued for services	$—	$—	$22

Common stock for promissory note	$—	$—	$15

Deferred stock compensation	$—	$2,819	$3,759

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

      Argonaut Technologies, Inc. (the “Company”) was incorporated in the state of Delaware on November 10, 1994. The Company is a leader in the development, manufacturing and marketing of innovative products designed to help chemists engaged in the discovery and development of new molecules increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Pharmaceutical, biotechnology and chemical industry organizations worldwide have implemented the Company’s solutions to achieve faster time to market for new products. The Company’s products include a variety of instruments and chemistry consumables that enable chemists to increase their productivity, accelerate the drug development process and reduce costs. Its principal markets are in the United States, Western Europe, and the Far East.

      The Company has three wholly owned subsidiaries, Argonaut Technologies Systems, Inc. (formerly Camile Products, LLC.) in Indiana, Argonaut Technologies KK in Japan and Argonaut Technologies AG in Switzerland.

Principles of Consolidation

      The consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

Foreign Currency Translation

      The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from translation of financial statements denominated in foreign currencies, if material, are included as a separate component of other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity.

      The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are retranslated at the exchange rates in effect at the balance sheet date. All translation differences arising from foreign currency transactions are recorded through profit and loss. The Company recorded foreign currency translation losses of approximately $131,000, $23,000, and $0, for 2001, 2000, and 1999, respectively.

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

      The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s short-term

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investments are classified as available-for-sale and are carried at fair market value. The fair market value is based upon market prices quoted on the last day of the fiscal year., with unrealized gains and losses reported as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity, if material. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on short-term investments are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Revenue Recognition

      For each arrangement, the Company determines whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility is reasonably assured and fees are fixed and determinable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met.

  Product Revenue

      Revenue related to product sales with no future obligation is recognized upon shipment when the recognition criteria have been met. For those products where we have obligations to provide installation services, revenue is recognized upon installation when the recognition criteria have been met. Sales that require customer acceptance are not recognized as revenue until the requirements have been met.

  Revenue Arrangements With Significant Implementation Services

      In certain circumstances, the Company enters into revenue arrangements whereby it sells to its customer products with significant implementation services. The Company recognizes revenue for these arrangements using the percentage-of-completion method of accounting unless the Company is unable to make reasonable estimates under that method, in which case revenue is recognized on a completed contract basis. Losses on fixed price contracts are recognized in the period in which the loss becomes known.

  Service Revenue

      Maintenance contract revenue is recognized ratably over the contractual period; training and other services revenue is recognized as the services are rendered.

Shipping and Handling Costs

      Shipping and handling costs are classified as a component of cost of products.

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

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

      Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expense for 2001, 2000, and 1999 was $696,000, $373,000, and $274,000, respectively.

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

Goodwill and Other Purchased Intangible Assets

      Goodwill and other purchased intangible assets result from the acquisition of ATSI. Goodwill and other intangible assets have been amortized on a straight-line basis over the estimated useful lives of these assets ranging from 3 to 10 years. See also the “Recent accounting pronouncements” section below.

Impairment of Long-Lived Assets

      In accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), the Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than it carrying amount. Impairment, if any, is assessed using discounted cash flows.

      Downturns in the pharmaceutical, biotechnology and chemical industries have negatively impacted the forecasted revenues and expected cash flows from ATSI. The comparison of the undiscounted expected future cash flows to the carrying amount of the related purchased intangible assets resulted in an impairment of the assets acquired, and a write-down of these assets of approximately $5.5 million during our fourth quarter of fiscal 2001. The assumptions supporting the estimated future cash flows, including discount rate, reflect management’s best estimates. The impairment charge of the goodwill and other purchased intangible assets are separately presented as a component of costs and expenses on the Consolidated Statements of Operations.

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

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Stock-Based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to account for its employee stock options in accordance with the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations with pro forma disclosures required by SFAS 123.

      Equity instruments granted to non-employees are accounted for using the Black-Scholes valuation model prescribed by SFAS 123 and, in accordance with Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” the equity instruments are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

Comprehensive Loss

      SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires unrealized gains or losses on the Company’s short-term investments designated as available-for-sale securities and foreign currency translation adjustments to be included as part of total comprehensive loss. Total comprehensive loss has been disclosed in the consolidated statement of stockholders’ equity.

Net Loss Per Share

      Net loss per share has been computed according to the SFAS No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, shares subject to repurchase, warrants, and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities (calculated using the treasury stock method).

      Pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of preferred stock (using the as-if-converted method) from the original date of issuance.

      A reconciliation of shares used in the calculations is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Basic and diluted:
Weighted-average shares of common stock outstanding	19,048	9,538	2,142
Adjustment to reflect weighted-average effect of assumed conversions of preferred stock (unaudited)	—	5,471	9,121

Weighted-average shares used in pro forma net loss per share, basic and diluted (unaudited)	19,048	15,009	11,263

Pro forma net loss per share, basic and diluted (unaudited)	$(1.09)	$(0.50)	$(0.68)

      During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands):

	December 31,

	2001	2000	1999

Convertible preferred stock	—	—	11,339
Outstanding options	2,875	1,616	1,776
Outstanding warrants	81	125	136

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

  Business Combination

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 will significantly reduce amortization expense, which was approximately $1,157,000 in fiscal 2001. The Company will reclassify identifiable intangible assets with indefinite lives, as defined by Statement 142, to goodwill at the date of adoption. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the preliminary unaudited analysis completed to date, we do not believe that the application of these statements will have an adverse material impact on the earnings and financial position of the Company.

  Accounting for Impairment or Disposal of Long-Lived Assets

      In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB 121 and provide a single accounting model for long-lived assets to be disposed of. SFAS 144 removes goodwill from its scope, describes a profitability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company will adopt SFAS 144 as of January 1, 2002, and does not expect this pronouncement to materially impact the results of its operations, financial position, or cash flows.

 2. Business Combination

      On March 1, 2001, the Company acquired all of the assets and certain liabilities of Camile Products, LLC and renamed this subsidiary Argonaut Technologies Systems, Inc (“ATSI”). ATSI markets solutions that allow pharmaceutical and chemical companies to automate and precisely control chemical reactions. The transaction was accounted for using the purchase accounting method and accordingly, the accompanying financial statements include the results of operations of ATSI subsequent to the acquisition date. The transaction was valued at approximately $9.0 million and was comprised of $4.0 million cash, 666,667 shares of the Company’s common stock, and expenses related to the transaction. The 666,667 shares were valued at $7.00 per common share based on the closing price on the announcement date (January 31, 2001) of the acquisition.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The total purchase cost of ATSI is as follows (in thousands):

Cash	$4,000
Fair value of securities issued	4,667
Transaction costs and expenses	290

$8,957

      At December 31, 2001, the Company recorded an impairment charge of approximately $5.5 million related to goodwill and other purchased intangible assets. See Note 1.

      The Company allocated the purchase price based on the estimated fair value of the net tangible and intangible assets acquired. In performing this allocation, the Company considered, among other factors, the technology R&D projects in process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the acquisition, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks.

      The final purchase price allocation is as follows (in thousands):

Net tangible assets (liabilities)	$(203)
Acquired in-process research and development	270
Completed technologies	2,200
Assembled workforce	770
Customer base	590
Goodwill	5,330

Total purchase price	$8,957

      Tangible net assets acquired include cash, accounts receivable, inventories and property and equipment. Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. A portion of the purchase price has been allocated to developed technology and acquired in-process research and development (IPR&D). Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by ATSI concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

      Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the transaction. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

      In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 26%. The discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      The acquired existing technology, which is comprised of products that are already technologically feasible, consists of Camile TG 4.0 systems, the CLARK 4.0 system, and the Sample Loop system. The Company is amortizing the acquired existing technology of $2.2 million on a straight-line basis over the estimated remaining useful life of 4, 10, and 4 years, respectively.

      The acquired assembled workforce is comprised of 37 skilled employees. The Company is amortizing the value assigned to the assembled workforce of $770,000 on a straight-line basis over an estimated remaining useful life of 3 years.

      With the purchase of ATSI, the Company acquired a customer base within the chemical and pharmaceutical industries. The Company is amortizing the value assigned to the customer base of $590,000 on a straight-line basis over an estimated remaining useful life of 3 years.

      Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated useful life of 10 years.

      The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for IPR&D, as if the acquisition of ATSI had occurred at the beginning of 2000 and 2001 and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

	December 31,

	2001	2000

	In thousands, except
	per share data
Total revenue	$17,830	$20,747
Net loss	(21,187)	(10,262)
Loss per share	(1.11)	(1.01)

 3. Restructuring Charges

      In the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure in order to reduce its operating expenses and improve workforce processes and efficiencies. As a result, the Company recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of the workforce by 23 employees and expenses of $22,000 for abandonment of excess equipment.

      A summary of the restructuring charges is as follows (in thousands):

				Restructuring
	Total	Noncash	Cash	Liabilities at
	Charge	Charges	Payments	December 31,

Workforce reductions	$362	$—	$—	$362
Abandonment of excess equipment	22	22	—	—

Total	$384	$22	$—	$362

      Remaining cash expenditures relating to workforce reduction will be paid in the first half of 2002.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 4. Investments

      Investments consist of the following (in thousands):

	Amortized Cost and
	Fair Value at
	December 31,

	2001	2000

Money market funds	$35	$5
U.S. government obligations	54,235	71,391

	$54,270	$71,396

Reported as:
Cash equivalents	$14,634	$37,171
Investments	39,636	34,225

	$54,270	$71,396

      At December 31, 2001, the maturity of investments was between one and twelve months. At December 31, 2000, the maturity of the investments was between one and four months.

      There were no material gross realized gains or losses from sales of securities in the periods presented. Unrealized gains were approximately $173,000 and unrealized losses were zero at December 31, 2001. Unrealized gains and losses were not material at December 31, 2000.

 5. Inventories

      Inventories consist of the following (in thousands):

	December 31,

	2001	2000

Raw materials	$3,375	$1,693
Work in process	658	649
Finished goods	63	440

	$4,096	$2,782

 6. Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2001	2000

Laboratory and office equipment	$5,627	$4,579
Leasehold improvements	1,215	255

	6,842	4,834
Less accumulated depreciation and amortization	(3,609)	(3,091)

Property and equipment, net	$3,233	$1,743

      Equipment leased under capital leases is included in laboratory and office equipment. At December 31, 2001 and 2000, equipment under capital leases was approximately $559,000 and $1.5 million with accumulated amortization of approximately $410,000 and $1.1 million, respectively.

 7. Note Receivable from Officer

      In December 1996, an officer of the Company borrowed $200,000 in exchange for a note secured by the officer’s residence. The note and accrued interest, at a rate of 6.31% per annum, were due at the earlier of

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 17, 2001, disposition of the officer’s residence, or at the time of separation from the Company. At December 31, 2001, the note had been repaid and accumulated interest charges of approximately $72,000 were forgiven by action of the Company’s Board of Directors and recorded in Other income/ (expense) in the Consolidated Statements of Operations.

 8. Commitments

      Operating and capital leases:

      The Company leases its primary office and research facilities in Foster City, California, an office facility in Indianapolis, Indiana, and a research facility in Tucson, Arizona as well as locations in Basel, Switzerland and Tokyo, Japan under operating leases. The Company finances certain laboratory and office equipment under capital leases. Future minimum annual lease payments under all noncancelable leases are as follows (in thousands):

	Capital	Operating
Fiscal Year	Leases	Leases

2002	$200	$940
2003	—	982
2004	—	529

Total	$200	$2,451

Less amount representing interest	(13)

Present value of future lease payments	187
Less current portion	(187)

Noncurrent obligations under capital leases	$—

          Rent expense:

      Rent expense under operating leases was approximately $1.2 million, $641,000,and $511,000, in 2001, 2000, and 1999, respectively.

          Royalties:

      The Company has minimum royalty commitments pursuant to a license and supply agreement. The minimum royalties under this agreement are approximately $600,000, $650,000 and $450,000 in 2002, 2003 and 2004, respectively.

 9. Long-Term Debt

      In July 1997, the Company entered into a capital lease agreement for $1.5 million and loan agreement for $1.5 million with a financial institution. The capital lease and the loan have an interest rate of 10.5%. The loan was repaid in full in August 2000. The capital lease is repayable in 48 monthly installments from the date the funds were used for capital expenditures. The capital lease is secured by the assets of the Company and subordinated to institutional creditors. Under the terms of these capital lease agreements, the Company issued warrants to purchase an aggregate 30,799 shares of common stock.

      In July 1998, the Company entered into a loan agreement (the “Loan”) and a receivables loan agreement (the “Receivables Loan”) with a financial institution for a total of up to $8.0 million ($4.0 million under each loan). The Loan bears interest at rates of 11.75% to 12.5% and is repayable in 16 quarterly installments after an initial three quarters of interest-only payments. The Receivables Loan bears interest at prime plus 1.5% at the time of the draw down and the average interest rate for 2000 and 1999 was 9.5% and 10.0%, respectively. The Receivables Loan is repayable two years after the draw down and interest is payable monthly.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      At December 31, 1999, the Company had drawn down $2.0 million against the Loan line and $2.0 million against the Receivables Loan line and issued three warrants to purchase a total of 49,866 shares of common stock (see Note 8). The balance of the Loan and the Receivables Loan was repaid in August 2000. The draw period for the Receivables Loan expired in July 2000.

      In connection with the acquisition of ATSI on March 1, 2001, the Company assumed outstanding loan liabilities of approximately $654,000 which were repaid in full in April 2001.

      The carrying amount for the Company’s long-term and short-term debt approximated fair value at each of balance sheet dates. The fair value of the Company’s debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

10. Stockholders’ Equity

  Common Stock

      In March 2001, the Company issued 666,667 shares of common stock in connection with the acquisition of ATSI.

      In July 2000, the Company completed its initial public offering of 5,290,000 shares of common stock, inclusive of the underwriters’ over-allotment option, at a price of $15.00 per share. The Company received approximately $72.5 million in net proceeds after underwriting discounts of $5,554,000 and other offering costs of $1,337,000. In conjunction with the initial public offering, the Company effected a 0.88 for one reverse stock split of the common stock. Upon the close of the initial public offering, all of the outstanding convertible preferred stock was automatically converted into 0.88 shares of common stock.

  Warrants

      In conjunction with a capital lease line executed in April 1995, the Company issued a warrant to purchase 44,000 shares of common stock at an exercise price of $1.36 per share. The warrant was exercised in January 2001.

      In 1997, the Company issued a series of warrants to purchase 30,799 shares of common stock at an exercise price of $6.82 per share in connection with the execution of a capital lease line and a loan and security agreement (see Note 9). These warrants expire at various dates through December 2004. At December 31, 2001, all of these warrants were still outstanding.

      In 1998, the Company issued two warrants to purchase a total of 32,266 shares of common stock at an exercise price of $6.82 per share in connection with two loan agreements entered into in July 1998 (see Note 9). These warrants expire in July 2005. At December 31, 2001, all of these warrants were still outstanding. The fair value of these warrants, determined using a Black-Scholes valuation model, was $40,699 and has been recorded as interest expense over the term of the respective term.

      In 1999, the Company issued a warrant to purchase 17,600 shares of common stock at an exercise price of $6.82 per share in connection with a drawdown on one of their loans (see Note 9). The warrant expires in January 2003. At December 31, 2001, this warrant was still outstanding. The fair value of the warrant,

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined using the Black-Scholes valuation model, was $22,200 and has been recorded as interest expense over the term of the loan.

     1995 Incentive Stock Plan

      The Company’s 1995 Incentive Stock Plan (the “1995 Plan”) provides for (i) the grant of incentive stock options to employees, (ii) the grant of non-statutory stock options to employees and consultants, and (iii) the grant of stock purchase rights. A total of 3,464,179 shares of common stock have been authorized for issuance under the 1995 Plan.

      Under the terms of the 1995 Plan, the options and purchase rights granted generally vest at a rate of 25% at the end of the first year with the remaining balance vesting in equal amounts over the next 36 months.

  2000 Incentive Stock Plan

      In April 2000, the Company adopted its 2000 Incentive Stock Plan (the “2000 Plan”) and initially reserved a total of 1,760,000 shares of common stock for issuance. Under the terms of the 2000 Plan, the number of shares reserved shall increase annually on the first day of the Company’s fiscal year beginning 2001 by the lessor of (i) 1,320,000 shares, (ii) 5% of the outstanding shares on such date or (iii) an amount determined by the Board. The 2000 Plan provides for (i) the grant of incentive stock options to employees, (ii) the grant of non-statutory stock options to employees and consultants, and (iii) the grant of stock purchase rights. The 2000 Plan permits options and or purchase rights to be granted at an exercise price of not less than 100% of the fair value on the date of the grant. The vesting term of option and purchase rights

      A summary of activity under the Plans is as follows:

			Weighted
	Shares		Average
	Available	Number of	Exercise
	For Grant	Options	Price

Balance at December 31, 1998	265,610	1,425,739	$0.43
Additional shares authorized	1,320,000	—	—
Options granted	(895,490)	882,290	1.07
Options exercised	—	(288,920)	0.35
Options canceled	243,592	(243,592)	0.57
Shares repurchased	990	—	0.06

Balance at December 31, 1999	934,702	1,775,517	0.74
Additional shares authorized	1,760,000	—	—
Options granted	(671,613)	671,613	7.16
Options exercised	—	(659,077)	0.49
Options canceled	171,786	(171,786)	1.61

Balance at December 31, 2000	2,194,875	1,616,267	3.42
Additional shares authorized	913,466	—	—
Options granted	(1,712,575)	1,712,575	5.34
Options exercised	—	(187,030)	0.88
Options canceled	331,066	(331,066)	5.87

Balance at December 31, 2001	1,726,832	2,810,746	4.52

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      All options and shares were granted with exercise prices equal to the fair value of the Company’s common stock as of December 31, 2001 as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Options	Life (Years)	Price	Options	Price

$ 0.06 – $ 1	.14 761,684	7.02	$0.88	505,478	$0.77
$ 3.15 – $ 5	.68 858,817	9.11	$4.49	173,721	$5.20
$ 6.03 – $ 8	.38 1,090,825	9.22	$6.27	123,475	$6.41
$12.50 – $20.1	3 99,420	8.78	$13.01	38,352	$13.21

	2,810,746	8.59	$4.52	841,026	$3.18

      There were 436,935 and 612,994 options exercisable as of December 31, 2000 and 1999, respectively.

      The weighted-average fair value of the stock options granted were $5.34, $6.86, and $0.34 for the years ended December 31, 2001, 2000 and 1999, respectively.

      In 2000, the Company granted 86,592 options outside of its options plans to certain employees and one consultant at a weighted-average exercise price of $4.53. During 2001, 22,000 options were exercised with an exercise price of $1.14 per share. As of December 31, 2001, 64,592 options were still outstanding.

      These outstanding options had a weighted-average exercise price of $5.68 and a weighted-average remaining contractual life of 8.48 years.

      Pro forma information regarding net loss per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options granted prior to the Company’s initial public offering in July 2000 was estimated at the date of grant using the minimum value method. The fair value of stock options granted subsequent to the initial public offering were valued using the Black-Scholes valuation model based on the actual stock closing price on the date of grant. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

	December 31,

	2001	2000	1999

Risk-free interest rate	3.82%	5.00%	5.32%
Dividend yield	—	—	—
Weighted-average expected life	4 years	6 years	7 years
Volatility	0.87	0.90	—

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company’s pro forma information follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net loss:
As reported	$(20,795)	$(7,521)	$(7,603)
Pro forma	$(21,752)	$(8,122)	$(7,894)
Basic and diluted net loss per share:
As reported	$(1.09)	$(0.79)	$(3.55)
Pro forma	$(1.14)	$(0.85)	$(3.69)

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The pro forma net loss is not necessarily indicative of potential pro forma effects on results for future years.

      Deferred stock compensation is the difference between the exercise price of the options and the deemed fair value of the common stock at the date of grant. The fair value was determined based on the business factors underlying the value of the Company’s common stock on the date of grant viewed in light of our initial public offering and the anticipated initial public offering price per share. The deferred stock compensation was recorded as a component of stockholders’ equity and is being amortized over the vesting periods of the options, generally four years, using the graded vesting method. The Company recorded deferred stock compensation of approximately $2.8 million in the year ended December 31, 2000 and approximately $3.8 million in the year ended December 31, 1999 in connection with the grant of stock options to employees. The Company has recorded amortization of deferred stock compensation of $1.6 million, $2.9 million, and $653,000 in the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, we had a total of $1.0 million to be amortized over the remaining vesting period of the options.

      In 2000, the Company granted performance based options to certain of its employees and recorded a stock compensation expense of $86,000 on the date the performance criteria were met and the options were vested. At December 31, 2001, the Company has 26,410 options subject to performance criteria. The Company will record stock compensation related to these options when and if they vest.

      The Company has granted 22,000, 70,412, and 4,401, options to consultants in exchange for services in 2001, 2000, and 1999 respectively. The Company recorded compensation expense related to these options of $137,000, $617,000, and $12,000 for the year ended December 31, 2001, 2000 and 1999 respectively. In accordance with SFAS 123 and EITF 96-18, options granted to consultants are periodically revalued until fully vested.

2000 Employee Stock Purchase Plan

      In April 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and initially reserved a total of 176,000 shares for issuance. Under the terms of the Purchase Plan, the number of shares reserved shall increase annually on the first day of the Company’s fiscal year beginning in 2001 by the lesser of (i) 440,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. The initial offering period commenced on November 1, 2000. During 2001, 95,495 shares have been issued under the stock purchase plan.

Reserved Shares

      As of December 31, 2001, the Company has reserved shares of common stock for future issuance as follows:

Warrants	80,665
Incentive stock plans	4,602,170
Employee Stock Purchase Plan	445,905

5,128,740

11. 401(k) Retirement Savings Plan

      The Company maintains a 401(k) retirement savings plan for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 20% of annual compensation to the Plan. The Company, at its

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discretion, may make contributions to the Plan. The Company’s expenses related to the Plan have been immaterial.

12. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$12,200	$9,200
Research credits	1,500	1,100
Capitalized research and development	1,200	1,000
Non-deductible accruals and reserves	900	800
Other	1,500	800

Total deferred tax assets	17,300	12,900

Valuation allowance	(17,300)	(12,900)

Net deferred tax assets:	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4,400,000 and $2,400,000 during 2001 and 2000 respectively.

      As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $36,000,000, which expire in the years 2010 through 2021 and federal research and development tax credits of approximately $900,000, which expire in the years 2012 through 2021.

      Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

13. Market Sales, Export Sales, and Significant Customers

      The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

      The Company had net sales by market as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Instruments	$11,151	$13,054	$7,572
Consumables	4,130	3,762	2,438
Services	1,782	633	548

	$17,063	$17,449	$10,558

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company had net sales by geographical region as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

US	$11,739	$12,981	$6,472
Europe	2,842	2,128	2,687
Far East (principally Japan)	2,482	2,340	1,399

	$17,063	$17,449	$10,558

      No single customer accounted for more than 10% of total net sales during 2001, 2000, and 1999.

      Net sales are attributed to countries based on the location of the customer.

14. Unaudited Quarterly Data

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(In thousands, except per share data)
Net sales	$5,618	$3,583	$3,069	$4,793	$5,290	$4,532	$4,063	$3,564
Gross profit	2,315	1,619	1,227	2,471	2,717	2,374	2,199	2,165
Loss from operations	(10,430)	(4,305)	(5,169)	(3,570)	(2,356)	(2,368)	(2,670)	(2,027)
Net loss	(9,887)	(3,722)	(4,539)	(2,647)	(1,194)	(1,595)	(2,715)	(2,017)
Net loss per share, basic & diluted	$(0.51)	$(0.19)	$(0.24)	$(0.14)	$(0.07)	$(0.11)	$(1.02)	$(0.86)

15. Subsequent Events (Unaudited)

      On February 20, 2002, the Company completed the acquisition of Jones Group for purchase consideration of 572,152 unregistered shares of Argonaut’s common stock, $5,431,500 (£3,825,000) cash due at closing, and notes payable aggregating $10,863,000 (£7,650,000) payable over two years, plus acquisition related legal, accounting, due diligence and other transaction expenses. In addition, certain employees of Jones Group that remain as employees after the transaction will receive stock options to purchase an aggregate 349,800 shares of the Company’s common stock. The Company will utilize the purchase method of accounting for this transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been none.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

      The additional information required by this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 6, 2002. The following table sets forth certain information regarding our executive officers as of February 25, 2002:

Name	Age	Position

Lissa A. Goldenstein	46	President, Chief Executive Officer and Director
Howard D. Goldstein	49	Sr. Vice President, Sales, Marketing and Service
Jan K. Hughes	41	Sr. Vice President, Chief Technical Officer
John T. Supan	51	Vice President, Finance and Chief Financial Officer
Jeff W. Labadie, Ph.D.	46	Vice President, Chemistry
Gordon B. Tredger	42	Vice President, Instruments and Integration Services

Lissa A. Goldenstein, President, Chief Executive Officer and Director

      Ms. Goldenstein has served as our President and Chief Executive Officer since October 2001. In April 2001, she was elected as a member of our board of directors. She also served as President and Chief Operating Officer from April 2001 to October 2001 and as Sr. Vice President and Chief Business Officer from August 2000 to April 2001. Ms. Goldenstein joined Argonaut in January 1998 as the Vice President of Sales and was responsible for sales, service and technical support activities worldwide. Prior to joining Argonaut, Ms. Goldenstein was senior vice president of worldwide sales and marketing with Molecular Simulations Incorporated from October 1994 to August 2000, where she directed the worldwide sales and global marketing communications program. In addition, Ms. Goldenstein was president and CEO of the Teijin and MSI Joint Venture (TMSI) where she managed Japan and Asia Pacific business. Ms. Goldenstein also directed sales activities for McDonnell Douglas Corporation, providing system software solutions for manufacturing and engineering. Ms. Goldenstein has a B.S. in Architectural Engineering from Pennsylvania State University and received her Professional Engineers license as a civil engineer in the State of California in 1981.

Howard D. Goldstein, Senior Vice President, Sales, Marketing and Service

      Mr. Goldstein has served as our Senior Vice President of Sales, Marketing and Service since December 2001. Between June 1999 to November 2001, Mr. Goldstein served as president of Entigen Corporation, a developer of on-line bioinformatics and data integration software for life science companies. Prior to Entigen from June 1997 to June 1999, he served as senior vice president for worldwide sales at Incyte Genomics. Prior to Incyte, Mr. Goldstein served in various organizations focusing on organizing and managing their sales and marketing efforts including serving as vice president of worldwide sales and marketing at Molecular Devices Corporation. He also served in various sales and marketing management positions for Molecular Dynamics, Applied Biosystems and LKB Instruments at early stages of their market development. Mr. Goldstein received his M.B.A. in Organization & Management from Temple University, Philadelphia, PA in 1983 as well as a M.S. in Biochemistry from the University of Dayton, Dayton, OH in 1978 and B.S. in Biology from Bucknell University, Lewisburg, PA (1975).

Jan K. Hughes, Senior Vice President & Chief Technical Officer

      Mr. Hughes was a founding member of Argonaut Technologies in November 1994 and was promoted to Sr. Vice President and Chief Technical Officer in August 2000. As the Chief Technical Officer, Mr. Hughes is responsible for the identification of strategic product opportunities in addition to new technologies, investigates and assesses potential merger and acquisitions and establishes strategic relationships with customers and collaborators for the Company. Before starting at Argonaut, for 10 years Mr. Hughes served as the group leader for new synthesis systems at Applied Biosystems, Inc. He was responsible for product development of all peptide and nucleic acid synthesis instrumentation. Mr. Hughes received a B.S. in mechanical engineering from California Polytechnic State University.

John T. Supan, Vice President, Finance & Chief Financial Officer

      Mr. Supan has served as our Vice President, Finance and Chief Financial Officer since May 2000. From September 1997 to May 2000, Mr. Supan served an independent consultant and then as a director with Azia Core, Ltd, a privately held consulting and investment firm working with clients in the high tech and biopharmaceutical industries. From 1992 through 1997, he was vice president of finance and CFO for Beacon Diagnostics. Mr. Supan joined Ernst & Young LLP, a public accounting firm, in September 1976 as a staff accountant, was named a partner in October 1986, and left in 1991 to pursue industry experience. Mr. Supan received his B.S. degree in Business Administration from California State University, San Jose and is a Certified Public Accountant.

      Mr. Supan will resign his position as Vice President, Finance and Chief Financial Officer at the earlier of March 31, 2002 or the filing of this Annual Report on Form 10-K. Ms. Goldenstein will serve as Acting Chief Financial Officer during the transition until a successor is named. During the transition, we will engage a consultant to provide guidance and advice to Ms. Goldenstein and the company regarding the company’s financial operations and integration plans with Jones Group.

Jeff W. Labadie, Ph.D, Vice President, Chemistry

      Dr. Labadie joined Argonaut in April 1995. Prior to joining Argonaut, Dr. Labadie held a variety of positions at IBM’s Almaden Research Center, most recently as manager of polymer dielectrics, where he was responsible for designing, synthesizing and processing new polymers to meet their electronic packaging needs. Dr. Labadie received his Ph.D. in organic chemistry from Colorado State University.

Gordon B. Tredger, Vice President, Instruments and Integration Services

      Mr. Tredger has served as our Vice President of Instruments and Integration Services since February 2002. In this role, Mr. Tredger is responsible for instrument and software product development and manufacturing and for our Professional Services Group based in Indianapolis, IN. From October 1999 to January 2002, Mr. Tredger was the General Manager of the Food Analysis business unit of PerkinElmer Instruments. Prior to this position from June 1998 to October 1999, he was a Director of Photovac Incorporated based in Toronto, Canada, which was subsequently purchased by PerkinElmer in 1995. At the time of the acquisition, Mr. Tredger was the Vice President of Operations between June 1996 to June 1998. Mr. Tredger received a Bachelor of Arts from the University of Toronto.

      Our officers serve at the discretion of the Board of Directors. There is no family relationship between any director or executive officer.

Section 16(a) Beneficial Ownership Compliance

      Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports were required to be filed for them for fiscal year 2001, the Company believes that, during fiscal year 2001, all filing requirements applicable to its executive officers and directors were complied with, except that Douglas Heigel, the Company’s former Vice President of Manufacturing, filed a Form 5 on February 14, 2002 reporting two stock sales which should have been reported on a Form 4 filed by September 10, 2001.

Item 11.  Executive Compensation

      The information required by this Item 11 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 6, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 6, 2002.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 6, 2002.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements

      (2) Financial Statement Schedule

      The following financial statement schedule of Argonaut Technologies, Inc. for each of the past three years in the period ended December 31, 2001 should be read in conjunction with the Consolidated Financial Statements of Argonaut Technologies, Inc.

Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands)

	Balance at	Additions		Balance at
	Beginning	Charged to Costs	Deductions	End of
	of Period	and Expenses	Writeoffs	Period

Year Ended December 31, 1999	$50	—	—	$50
Year Ended December 31, 2000	$50	—	—	$50
Year Ended December 31, 2001	$50	104	—	$154

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

      (3) Exhibits:

Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Bylaws of Registrant.
10.1*	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.
10.2*	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.

Number		Description of Document

10.3*		Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.
10.4*		Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.
10.5*		Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.
10.6*		Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
10.7*		License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.
10.8*		Manufacturing Agreement between the Registrant and Merck, Inc. dated June 24, 1997, as amended.
10.9*		Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.10	*	1995 Stock Plan.
10.11	*	1995 Stock Plan Form of Stock Option Agreement.
10.12	*	2000 Stock Incentive Plan.
10.13	*	2000 Employee Stock Purchase Plan.
10.14		Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.
10.15		Agreement between the Registrant and David P. Binkley dated December 5, 2001.
10.16		Agreement between the Registrant and John T. Supan dated January 10, 2002.
21.1*	*	Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
24.1		Power of Attorney (see Form 10-K signature page).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

**	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGONAUT TECHNOLOGIES, INC.

By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer

Dated: March 29, 2002

POWER OF ATTORNEY

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LISSA A. GOLDENSTEIN Lissa A. Goldenstein	Chief Executive Officer, Director (Principal Executive Officer)	March 29, 2002

/s/ JOHN T. SUPAN John T. Supan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002

/s/ BROOK H. BYERS Brook H. Byers	Director	March 29, 2002

Hingge Hsu, M.D.	Director	March 29, 2002

/s/ BRIAN METCALF, PH.D. Brian Metcalf, Ph.D.	Director	March 29, 2002

/s/ WILLIAM R. RASTETTER, PH.D. William R. Rastetter, Ph.D.	Director	March 29, 2002

/s/ PETER MACINTYRE Peter Macintyre	Director	March 29, 2002

/s/ DAVID P. BINKLEY, PH.D. David P. Binkley, Ph.D.	Chairman, Director	March 29, 2002

EXHIBIT INDEX

Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Bylaws of Registrant.
10.1*	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.
10.2*	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.
10.3*	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.
10.4*	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.
10.5*	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.
10.6*	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
10.7*	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.
10.8*	Manufacturing Agreement between the Registrant and Merck, Inc. dated June 24, 1997, as amended.
10.9*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.10*	1995 Stock Plan.
10.11*	1995 Stock Plan Form of Stock Option Agreement.
10.12*	2000 Stock Incentive Plan.
10.13*	2000 Employee Stock Purchase Plan.
10.14	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.
10.15	Agreement between the Registrant and David P. Binkley dated December 5, 2001.
10.16	Agreement between the Registrant and John T. Supan dated January 10, 2002.
21.1**	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see Form 10-K signature page).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

**	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.