Form 10-Q
period 2002-03-31
ARGONAUT TECHNOLOGIES INC
filed 2002-05-15
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-31019

ARGONAUT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3216714
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1101 Chess Drive
Foster City, CA 94404
(Address of principal executive offices, including zip code)

(650) 655-4200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

As of April 30, 2002, 19,931,471 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

Argonaut Technologies, Inc.

Form 10-Q

Quarter Ended March 31, 2002

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,799	$17,996
Short-term investments	30,876	39,636
Accounts receivable, net	5,047	4,187
Inventories	7,215	4,096
Prepaid expenses & other current assets	552	784
Notes receivable	162	—

Total current assets	49,651	66,699
Restricted cash	10,863	—
Property and equipment, net	6,160	3,233
Goodwill and other purchased intangible assets, net	13,902	2,213
Other assets	177	26

	$80,753	$72,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,044	$1,681
Accrued compensation	861	1,421
Other accrued liabilities	904	1,679
Deferred revenue	2,873	3,439
Current portion of capital lease obligations	152	187
Current portion of notes payable	181	—

Total current liabilities	7,015	8,407
Non-current portion of notes payable	283	—
Long term debt	10,863	—
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	121,950	120,036
Deferred stock compensation	(820)	(1,008)
Accumulated other comprehensive loss	(189)	(32)
Accumulated deficit	(58,351)	(55,234)

Total stockholders’ equity	62,592	63,764

	$80,753	$72,171

(1)  The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

		Three Months Ended
		March 31,

		2002	2001

	Net sales:
	Products	$4,214	$4,570
	Services	543	223

	Total net sales	4,757	4,793

	Costs and Expenses:
	Costs of products	2,318	2,306
	Costs of services	272	16
	Research and development (Note 1)	1,380	1,576
	Selling, general and administrative (Note 1)	3,913	4,123
	Amortization of goodwill and other purchased intangible assets	119	72
	Acquired in-process research and development	—	270

	Total costs and expenses	8,002	8,363

	Loss from operations	(3,245)	(3,570)
	Other income (expenses):
	Interest and other income	304	1,027
	Interest and other expense	(139)	(104)

	Net loss before provision for income taxes	(3,080)	(2,647)
	Provision for income taxes	(37)	—

	Net loss	$(3,117)	$(2,647)

	Net loss per common share, basic and diluted	$(0.16)	$(0.14)

	Weighted-average shares used in computing net loss per common share, basic and diluted	19,564	18,586

Note 1:	Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
	Research and development	$81	$294
	Selling, general and administrative	132	408

		$213	$702

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,117)	$(2,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	252
Amortization of goodwill and other purchased intangibles	119	—
Stock-based compensation	213	702
Acquired in-process research and development	—	270
Change in cumulative translation adjustment	(10)	(73)
Changes in assets and liabilities:
Accounts receivable	1,612	1,011
Inventories	329	(398)
Prepaid expenses and other current assets	254	81
Other assets	—	23
Accounts payable	(1,703)	313
Accrued compensation	(591)	(250)
Other accrued liabilities	(1,035)	(479)
Deferred revenue	(753)	(858)

Net cash used in operating activities	(4,385)	(2,053)

Cash flows from investing activities:
Capital expenditures	(183)	(159)
Business acquisition (net of cash received)	(5,404)	(3,964)
Purchase of short-term investments	(2,671)	(6,100)
Proceeds from the sales of short-term investments	4,510	—
Proceeds from the maturities of short-term investments	6,774	32,344
Restricted Cash	(10,863)	—

Net cash provided by (used in) investing activities	(7,837)	22,121

Cash flows from financing activities:
Principal payments on capital lease obligations	(35)	(60)
Net proceeds from issuances of common stock	60	111

Net cash provided by (used in) financing activities	25	15

Net increase (decrease) in cash and cash equivalents	(12,197)	20,119
Cash and cash equivalents at beginning of period	17,996	39,147

Cash and cash equivalents at end of period	$5,799	$59,266

Cash flow for acquisition of the Jones Group
Tangible assets acquired	$9,296
Goodwill and other intangible assets acquired	11,829
Acquisition costs incurred	(584)
Liabilities assumed	(2,445)
Notes payable issued	(10,863)
Common stock issued	(1,829)

Cash paid for acquisition (net of $28 cash received)	$5,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals and adjustments, which Argonaut Technologies, Inc. (“Argonaut” or “the Company”) considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K, for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2002, or any other future period.

NOTE 2 — INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$3,851	$3,375
Work in process	858	658
Finished goods	2,506	63

	$7,215	$4,096

NOTE 3 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earning per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding. Options to purchase 3,051,612 and 2,115,833 shares of common stock were outstanding at March 31, 2002 and March 31, 2001, respectively, and warrants to purchase 80,665 shares of common stock were outstanding at March 31, 2002 and March 31, 2001, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three months ended March 31, 2002 and 2001, comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(3,117)	$(2,647)
Unrealized gain (loss)	(147)	—
Cumulative translation adjustments	(10)	(73)

Comprehensive loss	$(3,274)	$(2,720)

NOTE 5 — BUSINESS COMBINATION

On February 20, 2002, Argonaut completed its acquisition of Jones Chromatography Limited, a company organized under the laws of England and Wales (JCL), and its wholly owned subsidiaries International Sorbent Technology (IST) and Jones Chromatography U.S.A., Inc. (JCI) (together with JCL, Jones Group), pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated February 11, 2002, among Argonaut and the stockholders of JCL.

The strategic acquisition of Jones Group creates a combined company serving as a global provider of solutions for chemistry development. The addition of Jones Group to Argonaut strengthens and expands the Company’s position in chemistry consumables sales, and increases the Company’s European business. The Jones group is a leading manufacturer and distributor of high quality chromatography and purification accessories, consumables and instrumentation. Consumable items include leading brand sorbents, solid phase extraction (SPE) columns and 96-well plates, flash chromatography and High Performance Liquid Chromatography (HPLC) columns. It manufactures purification and other chemistry development instruments for the drug discovery market.

In the transaction, the stockholders of JCL exchanged all of their respective shares of JCL’s stock for (i) cash in an aggregate amount of £3,825,000 ($5,431,500), (ii) 572,152 shares of unregistered Argonaut Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10,863,000). The aggregate purchase price, including transaction costs of $584,000, was approximately $18.7 million. The notes payable, which are redeemable for cash over a two year period following the closing date, are guaranteed by Barclays Bank PLC. In addition, certain employees of the Jones Group that remain as employees after the transaction will receive stock options to purchase an aggregate 349,800 shares of Argonaut’s Common Stock.

All shares of Argonaut’s Common Stock issued to JCL’s stockholders in the transaction were issued in reliance on exemptions from registration under the Securities Act of 1933, as amended (the Securities Act). As a result, all such shares of Argonaut’s Common Stock are subject to restrictions on transfer under the applicable provisions of the Securities Act. Under the terms of the Registration Rights Agreement dated February 20, 2002, Argonaut has granted JCL’s stockholders certain rights to register under the Securities Act the shares of Argonaut’s Common Stock received in the transaction.

Immediately prior to the acquisition of the Jones Group by the Company, the shareholders of JCL effected a series of transactions whereby JCL acquired all of the shares in the capital of IST and JCI which were not previously held by JCL.

The acquisition was accounted for under the purchase method of accounting. The 572,152 shares of unregistered Argonaut Common Stock issued in the transaction were valued at $3.196 per share based on the average closing price of Argonaut’s Common Stock on the Nasdaq National Market System on the two trading days prior and two trading days subsequent to the announcement date of the acquisition (February 11, 2002).

The Condensed Consolidated Statements of Operations include the results of Jones Group for the period from February 21, 2002 to March 31, 2002.

The Company preliminarily allocated the purchase price based on the estimated fair value of the net tangible and intangible assets acquired. Based on the preliminary independent valuation, and subject to material changes upon receipt of the final valuation and validation of its result by the Company, the preliminary estimated purchase price is allocated as follows (in thousands):

Net tangible assets	$6,879
Goodwill and other purchased intangible assets:
Completed technology	4,130
Trade names	250
Goodwill	7,449

Total preliminary estimated purchase price	$18,708

Approximately $7.4 million of the total preliminary purchase price has been allocated to goodwill and intangible assets with indefinite lives. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Jones Group had occurred at the beginning of 2002 and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

	Three months ended
	March 31,

	2002	2001

	(In thousands, except per
	share data)
Total revenue	$6,513	$8,129
Net loss	(2,974)	(2,382)
Net Loss per share	(0.15)	(0.12)

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB 121 and provide a single accounting model for long-lived assets to be disposed of. SFAS 144 removes goodwill from its scope, describes a profitability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The adoption of SFAS 144 in the quarter ended March 31, 2002 did not have a material adverse effect on the results of operations, financial position, or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations” (SFAS 141), and SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company adopted SFAS 142 on January 1, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company will test for goodwill and indefinite lived intangible assets impairment using a two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company expects to perform the first step of the required impairment test of goodwill and indefinite lived intangible assets in the second quarter of fiscal 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principles as of January 1, 2002.

The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS 142 had occurred on January 1, 2001:

	Three months ended
	March 31,

	2002	2001 (Pro forma)

	(In thousands, except per
	share data)
Reported net loss	$(3,117)	$(2,647)
Amortization of goodwill and identifiable intangible assets with indefinite lives	—	39

Pro forma net loss	$(3,117)	$(2,608)

Basic and diluted net loss per share:
Reported net loss	$(0.16)	$(0.14)
Income related to goodwill and identifiable intangible assets with indefinite lives amortization	—	—

Pro forma net loss per share	$(0.16)	$(0.14)

NOTE 7 — RESTRUCTURING CHARGE

In the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure in order to reduce its operating expenses and improve workforce processes and efficiencies. As a result, the Company recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of the workforce by 23 employees, including termination benefits and related expenses, and expenses of $22,000 for abandonment of excess equipment. At March 31, 2002, 19 of 23 employees had been terminated, and the accrued restructuring liability was $35,000. For the quarter ended March 31, 2002, cash payments related to the restructuring program were $327,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements about future revenues, expenses, losses and cash flows, statements about research and development activities, statements about possible future acquisitions, statements about sales and marketing efforts and statements about our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from these projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the company we recently acquired and successfully capitalize an anticipated synergies and growth opportunities.

For a further discussion of these and other risks related to our business see the discussion set forth herein under “Additional Factors That May Affect Future Results,” as well as the discussion of risk factors set forth in our Form 10-K for the fiscal year ended December 31, 2001 filed on April 1, 2002, and our other filings with the Securities Exchange Commission. Since our inception, we have incurred significant losses and, as of March 31, 2002, we had an accumulated deficit of $58.4 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Overview

Argonaut develops innovative products designed to accelerate and optimize how chemists discover and test new chemical entities. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, achieve faster time-to-market for new products, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our instrument products, consumable products, software and service products. We commenced commercial shipment of our first generation instrument in 1996, the Quest product line in 1997, the Trident product line in 1998 and the Surveyor and the Endeavor in 2000. Revenue from sales of our instrument products is recognized when delivery and installation of the product is complete. We also derive revenues from the sale of reagents and other instrument related consumables, as well as revenues derived from products and integration services in connection with the acquisition of Argonaut Technologies Systems, Inc. (ATSI) completed on March 1, 2001 and the sale of instruments and consumables products of Jones Chromatography Limited (Jones Group), which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization. Our research and development expenses may increase in the future as we continue to develop our products. Our selling and marketing expenses may increase as we continue to expand the geographic coverage of our direct sales and support organization.

Recent Developments

Acquisition of Jones Group
On February 20, 2002, Argonaut completed its acquisition of Jones Chromatography Limited, a company organized under the laws of England and Wales (JCL), and its wholly owned subsidiaries International Sorbent Technology (IST) and Jones Chromatography U.S.A., Inc. (JCI) (together with JCL, Jones Group), pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated February 11, 2002, among Argonaut and the stockholders of JCL. The Jones Group became a wholly owned subsidiary of Argonaut and will continue to operate out of its current Cardiff, Wales, U.K. locations. Jones Group has approximately 118 employees worldwide with the majority located in the United Kingdom. It operates two manufacturing plants totaling approximately 50,000 square feet.

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

In the transaction, the stockholders of JCL exchanged all of their respective shares of JCL’s stock for (i) cash in an aggregate amount of £3,825,000 ($5,431,500), (ii) 572,152 shares of unregistered Argonaut Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10,863,000). The aggregate purchase price was approximately $18.7 million. The notes payable, which are redeemable for cash over a two year period following the closing date, are guaranteed by Barclays Bank PLC. In addition, certain employees of the Jones Group that remain as employees after the transaction will receive stock options to purchase an aggregate 349,800 shares of Argonaut’s Common Stock.

All shares of Argonaut’s Common Stock issued to JCL’s stockholders in the transaction were issued in reliance on exemptions from registration under the Securities Act of 1933, as amended (the Securities Act). As a result, all such shares of Argonaut’s Common Stock are subject to restrictions on transfer under the applicable provisions of the Securities Act. Under the terms of the Registration Rights Agreement dated February 20, 2002, Argonaut has granted JCL’s stockholders certain rights to register under the Securities Act the shares of Argonaut’s Common Stock received in the transaction.

Immediately prior to the acquisition of the Jones Group by the Company, the shareholders of JCL effected a series of transactions whereby JCL acquired all of the shares in the capital of IST and JCI which were not previously held by JCL.

Under the terms of the Share Purchase Agreement, notes payable in the aggregate principal amount of £2,550,000 ($3.6 million) will be held in escrow until the second anniversary of the closing date, and may be used to satisfy certain indemnification obligations of the principal JCL shareholders.

Restructuring charge

In the fourth quarter of 2001, the Company announced a restructuring program to downsize our organizational structure in order to reduce operating expenses and improve workforce processes and efficiencies. As a result, the Company recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of our workforce by 23 employees and expenses of $22,000 for abandonment of excess equipment. Remaining cash expenditures relating to workforce reduction will be paid in the first two quarters of fiscal 2002. The restructuring program is expected to yield cash savings of approximately $3.4 million annually, beginning in fiscal 2002. These savings largely relate to reduced employee related costs and are expected to be realized primarily in operating expenses. At March 31, 2002, 19 of 23 employees had been terminated and the accrued restructuring liability was $35,000. For the quarter ended March 31, 2002, cash payments related to the restructuring program were $327,000.

Critical Accounting Policies

Restructuring

During fiscal year 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs and related abandonment of excess equipment. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Purchase Accounting

In June 2001, the Financing Accounting Standards Board issued SFAS 141, “Business Combinations” (SFAS 141). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. We accounted for the acquisition of ATSI and Jones Group under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third-party estimates and valuations. The remaining values are based on our judgments and estimates, and accordingly, the Company’s financial position or results of operations may be affected by changes in estimates and judgments.

Amortization of Goodwill and Other Purchased Intangibles

In June 2001, the Financing Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company adopted SFAS 142 on January 1, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company will test for goodwill and indefinite lived intangible assets impairment using a two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company expects to perform the first step of the required impairment test of goodwill and indefinite lived intangible assets in the second quarter of fiscal 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principles as of January 1, 2002.

RESULTS OF OPERATIONS ENDED MARCH 31, 2002

Operating results for the quarter include Jones Group for the period from February 21, 2002 through March 31, 2002.

Net Sales

Net sales were $4.8 million for the three months ended March 31, 2002, essentially unchanged from $4.8 million in the same period of 2001. Reduced net sales of all instrument groups and related instrument disposable products was offset by improved net sales of chemistry products and services, and sales from our acquired businesses. For the first quarter of 2002, instrument and chemistry consumables sales were approximately equal to one another with each comprising a little more than 44% of net sales. Service, integration and contract R&D constituted the remaining 11% of net sales. From a geographic standpoint, the net sales to customers located in the Americas were approximately 62% of our total net sales for the quarter. Net sales to customers located in Europe was approximately 33% and net sales to customers located in the Far East accounted for the balance of 5%. The Jones Group accounted for approximately 32% of net sales for the three month period ended March 31, 2002.

Cost of sales

Cost of sales increased to $2.6 million in the first quarter of 2002 from $2.3 million in the first quarter of 2001. This increase was primarily attributable to changes in the product mix relative to the prior year. Gross margin as a percent of net sales was 46% in the first quarter of 2002 versus 52% in the same quarter of 2001. The Jones Group accounted for approximately 32% of cost of sales for the three month period ended March 31, 2002.

Research and development expenses

Research and development expenses decreased to $1.4 million in the first quarter of 2002 from $1.6 million in the first quarter of 2001. These expenses include salaries and related costs of research and development personnel, the costs of facilities and related expenses, as well as the costs of parts and supplies associated with research and development projects. The decrease was primarily attributable to the effects of the restructuring initiated in the fourth quarter of 2001 and reduced stock-based compensation expenses. Stock-based compensation expenses related to research and development decreased by $213,000 for the first quarter of 2002 as compared to the same quarter in 2001. The Jones Group accounted for approximately 4% of research and development expense for the three month period ended March 31, 2002.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $3.9 million in the first quarter of 2002 from $4.1 million in the same period of 2001. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel and the cost of facilities and related spending. The decrease was primarily attributable to the effects of the restructuring initiated in the fourth quarter of 2001 and reduced stock-based compensation charges. Stock-based compensation expenses related to selling, general and administration decreased by $276,000 for the first quarter of 2002, as compared to the same period in 2001. The Jones Group accounted for approximately 12% of selling, general and administrative expense for the three month period ended March 31, 2002.

Amortization of purchased intangible assets and acquired in-process research & development expense

During the three months ended March 31, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As of March 31, 2002, the Company had $8.2 million in goodwill and intangible assets, which have an indefinite useful life and thus no amortization expense was recorded during the three months ended March 31, 2002. Goodwill arising from acquisitions accounted for $39,000 in amortization in the three months ended March 31, 2001. For the three month period ended March 31, 2002, the Company recorded amortization of purchased intangibles of $119,000 related to the March 1, 2001 acquisition of ATSI and the February 20, 2002 acquisition of Jones Group compared to $33,000 in the same period of 2001. The Company recorded in-process research and development expense of zero, and $270,000 for the first quarter of 2002 and 2001, respectively.

Interest and Other Income (Expense), net

Interest and other income decreased to $304,000 for the three-month period ended March 31, 2002 as compared to $1.0 million for the three months ended March 31, 2001 primarily because of lower average balances of invested cash, cash equivalents, and short term investments and reduced interest rate yields consistent with the overall interest rate decline of high quality short term investment. Interest and other expenses was $139,000 for the three-month period ended March 31, 2002 compared to $104,000 in the same period in 2001.

Provision for Income Taxes

The Company recorded a provision for income taxes of approximately $37,000 to record the UK corporate tax liability of Jones Group for the period included in these operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had cash, cash equivalents, short-term investments and restricted cash of $47.5 million compared to $57.6 million at December 31, 2001. The decrease was primarily due to the use of $6.0 million in connection with the purchase of the Jones Group and related expenses, approximately $327,000 in cash payments related to the restructuring initiated in the fourth quarter of 2001, and cash used in operating activities of approximately $3.8 million. The restricted cash amount is denominated in British pounds sterling and represents the cash used to secure the notes payable of £7,650,000 ($10.9 million) as purchase consideration in the acquisition of Jones Group. The notes are payable over two years carrying an initial interest rate of 3.9% per annum for the twelve month period commencing on the date of note issuance, payable quarterly.

Net cash used to support operating activities has historically fluctuated based on the timing of payments of accounts payable balances, receipts of customer deposits, receipt of payments of accounts receivable balances, changes in inventory balances resulting from varying levels of manufacturing activities, the timing of research and development projects, expansion of our sales and marketing organization and fluctuations in the Company’s net loss.

The acquisition of Jones Group was completed on February 20, 2002 for purchase consideration of approximately 572,000 shares of unregistered Argonaut common stock. £3,825,000 ($5.4 million) cash due at closing, and notes payable aggregating £7,650,000 ($10.9 million) payable over two years, plus acquisition related legal accounting, due diligence, and other transaction expenses. We expect Jones Group to provide approximately $10 million to our 2002 net sales performance and to be accretive to pre-tax operating results.

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

     We have incurred operating losses and negative cash flows from operations since our inception. As of March 31, 2002 we had an accumulated deficit of $58.4 million and we recorded net losses of $3.1 million for the three month period ended March 31, 2002. We expect to continue to incur operating and net losses for the foreseeable future and we may never generate positive cash flows.

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

     Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have recently acquired complementary businesses and may choose to acquire others in the future. We completed our acquisition of ATSI in March 2001 and Jones Group in February 2002. We have never integrated a business as financially significant as Jones Group or a business based outside of the United States. Our failure to successfully integrate these businesses may materially affect our business going forward. We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, and may disrupt our ongoing business and distract our management. If we are unable to effectively integrate any acquired entities, products or technologies, our business may suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could negatively impact our operating results. Our available cash and securities may be used to buy or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. Due to volatile market conditions, the value of long live assets maybe negatively impacted, which may result in future, additional impairment charges. Moreover, if we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition.

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

     We market our products to and receive our revenues principally from pharmaceutical, biotechnology, life sciences and other chemical research companies, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research equipment and the policies regarding capital expenditures. In particular, the volatility of the public stock market for biotechnology and related companies has at times significantly impacted their ability to raise capital, which has directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. Any decrease or delay in capital spending by life sciences companies could cause our revenues to decline and harm our profitability.

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

     In order to be successful, we must recruit, retain and motivate executives and other key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified technical personnel. Attracting and retaining qualified sales representatives is also critical to our future. Experienced management and technical, marketing and support personnel in the instrumentation industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where our headquarters and certain key research and development facilities are located. The loss of key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on Argonaut’s strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty. Changes in management may be disruptive to our business and may result in the departure of existing employees, customers and/or research collaborators. It may take significant time to locate, retain and integrate qualified management personal.

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

     We have developed some of our products based on proprietary technology originally developed by third parties. We currently have exclusive licenses to use such technology in our products that are subject to termination in certain events. In particular, our license to proprietary technology belonging to Symyx, which is incorporated into our Endeavor product. Our sales of this product constitute a significant portion of our revenue. We estimate that sales of this product will constitute approximately 10% to 15% of our revenues for 2002. This estimate depends on a variety of factors, including increased demand, and we cannot be certain that this estimate will be accurate. If licensors terminate our licenses to any such technology, our revenues will decline.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures have not changed significantly from those set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2001filed with the Securities and Exchange Commission on April 1, 2002.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 20, 2002, Argonaut issued 572,152 shares of Common Stock to the shareholders of Jones Chromatography LTD, in connection with Argonaut’s acquisition of the Jones Group. The issuance was exempt from registration pursuant to Regulation S and Section 4(2) under the Securities Act of 1933, as amended, because of the limited number of investors, the foreign residence of most of the investors, the sophistication of the investors, and the manner in which the transaction was conducted.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report on Form 10-Q.

(b)  Reports on Form 8-K.

     The following report on Form 8-K have been filed during this reporting quarter ended March 31, 2002:

     Form 8-K filed on March 6, 2002 reporting the acquisition of Jones Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARGONAUT TECHNOLOGIES, INC.

Date: May 13, 2002	By: /s/ LISSA A. GOLDENSTEIN President, Chief Executive Officer and acting Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
Form 10-Q
for Quarter Ending March 31, 2002

EXHIBIT INDEX

Number	Description of Document

2.1***	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2****	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Bylaws of Registrant.
4.3***	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4****	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5****	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.
10.1*	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.
10.2*	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.
10.3*	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.
10.4*	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.
10.5*	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.
10.6*	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
10.7*	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.
10.8*	Manufacturing Agreement between the Registrant and Merck, Inc. dated June 24, 1997, as amended.
10.9*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.10*	1995 Stock Plan.
10.11*	1995 Stock Plan Form of Stock Option Agreement.
10.12*	2000 Stock Incentive Plan.
10.13*	2000 Employee Stock Purchase Plan.
10.14**	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.
10.15**	Agreement between the Registrant and David P. Binkley dated December 5, 2001.
10.16**	Agreement between the Registrant and John T. Supan dated January 10, 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

**	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

***	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

****	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.