Form 10-Q
period 2002-06-30
ARGONAUT TECHNOLOGIES INC
filed 2002-08-13
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 000-31019

ARGONAUT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3216714 (IRS Employer Identification Number)

1101 Chess Drive
Foster City, CA 94404
(Address of principal executive offices, including zip code)

(650) 655-4200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of July 31, 2002, 19,991,388 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$17,493	$17,996
Short-term investments	15,408	39,636
Accounts receivable, net	5,666	4,187
Inventories	7,711	4,096
Prepaid expenses & other current assets	384	784
Notes receivable	162	—

Total current assets	46,824	66,699
Restricted cash	11,717	—
Property and equipment, net	5,970	3,233
Goodwill, net	9,386	763
Other intangible assets, net	5,479	1,450
Other assets	159	26

	$79,535	$72,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,595	$1,681
Accrued compensation	792	1,421
Other accrued liabilities	1,952	1,679
Deferred revenue	2,986	3,439
Current portion of long term obligations	264	187

Total current liabilities	7,589	8,407
Long term obligations	11,964	—
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	121,659	120,036
Deferred stock compensation	(306)	(1,008)
Accumulated other comprehensive loss	135	(32)
Accumulated deficit	(61,508)	(55,234)

Total stockholders’ equity	59,982	63,764

	$79,535	$72,171

(1)  The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales:
Products	$6,026	$2,606	$10,240	$7,176
Services	697	463	1,240	686

Total net sales	6,723	3,069	11,480	7,862

Costs and Expenses:
Costs of products	3,114	1,778	5,432	4,084
Costs of services	416	64	688	80
Research and development (Note 1)	1,459	1,929	2,839	3,505
Selling, general and administrative (Note 1)	4,801	4,251	8,714	8,374
Amortization of goodwill and other purchased intangible assets	196	216	315	288
Acquired in-process research and development	—	—	—	270

Total costs and expenses	9,986	8,238	17,988	16,601

Loss from operations	(3,263)	(5,169)	(6,508)	(8,739)
Other income (expenses):
Interest and other income	379	727	683	1,754
Interest and other expense	(110)	(97)	(249)	(201)

Net loss before provision for income taxes	(2,994)	(4,539)	(6,074)	(7,186)
Provision for income taxes	(163)	—	(200)	—

Net loss	$(3,157)	$(4,539)	$(6,274)	$(7,186)

Net loss per common share, basic and diluted	$(0.16)	$(0.24)	$(0.32)	$(0.38)

Weighted-average shares used in computing net loss per common share, basic and diluted	19,966	19,139	19,771	18,862

Note 1: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$41	$125	$122	$419
Selling, general and administrative	68	339	200	747

	$109	$464	$322	$1,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(6,274)	$(7,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	249
Amortization of goodwill and other purchased intangibles	315	288
Stock-based compensation	322	1,166
Acquired in-process research and development	—	270
Change in cumulative translation adjustment	274	(57)
Changes in assets and liabilities:
Accounts receivable	993	2,348
Inventories	(239)	(874)
Prepaid expenses and other current assets	422	(116)
Other assets	—	23
Accounts payable	(1,583)	63
Accrued compensation	(660)	(255)
Other accrued liabilities	(663)	(250)
Deferred revenue	(640)	(1,190)

Net cash used in operating activities	(7,090)	(5,521)

Cash flows from investing activities:
Capital expenditures	(407)	(224)
Business acquisitions (net of cash received)	(6,273)	(3,964)
Purchase of short-term investments	(4,710)	(27,284)
Proceeds from the sales of short-term investments	4,510	—
Proceeds from the maturities of short-term investments	24,278	33,875
Restricted cash	(10,863)	—

Net cash provided by investing activities	6,535	2,403

Cash flows from financing activities:
Repayment of long term debt	(22)	(540)
Principal payments on capital lease obligations	(101)	(123)
Net proceeds from issuances of common stock	175	324

Net cash provided by (used in) financing activities	52	(339)

Net increase (decrease) in cash and cash equivalents	(503)	(3,457)
Cash and cash equivalents at beginning of period	17,996	39,147

Cash and cash equivalents at end of period	$17,493	$35,690

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$242	$14

Cash flow for acquisition of the Jones Group
Tangible assets acquired (net of $35 cash received)	$9,138
Goodwill and other intangible assets acquired	12,963
Acquisition costs incurred	(875)
Liabilities assumed	(2,261)
Notes payable issued	(10,863)
Common stock issued	(1,829)

Cash paid for acquisition (net of $35 cash received)	$6,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

NOTE 2 — INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$3,909	$3,375
Work in process	823	658
Finished goods	2,979	63

	$7,711	$4,096

NOTE 3 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earning per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Options to purchase 3,332,769 and 2,552,014 shares of common stock were outstanding at June 30, 2002 and June 30, 2001, respectively, and warrants to purchase 80,665 shares of common stock were outstanding at June 30, 2002 and June 30, 2001, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three and six months ended June 30, 2002 and 2001, comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(3,157)	$(4,539)	$(6,274)	$(7,186)
Unrealized gain (loss)	(3)	—	(150)	—
Cumulative translation adjustment	327	16	317	(57)

Comprehensive loss	$(2,833)	$(4,523)	$(6,107)	$(7,243)

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

In the transaction, the stockholders of JCL exchanged all of their respective shares of JCL’s stock for (i) cash in an aggregate amount of £3,825,000 ($5,431,500), (ii) 572,152 shares of unregistered Argonaut Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10,863,000). The aggregate purchase price, including transaction costs of $875,000, was approximately $19.0 million. The notes payable, which are redeemable for cash over a two year period following the closing date, are guaranteed by Barclays Bank PLC. In addition, certain employees of the Jones Group that remained as employees after the transaction have received stock options to purchase an aggregate 349,800 shares of Argonaut’s Common Stock.

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

The Condensed Consolidated Statements of Operations include the results of Jones Group for the period from February 21, 2002 to June 30, 2002.

The Company allocated the purchase price based on the estimated fair value of the net tangible and intangible assets acquired. Based on the information obtained from an independent valuation, the Company allocated the purchase price as follows (in thousands):

Net tangible assets	$6,037
Goodwill and other purchased intangible assets:
Completed technology	4,090
Trade names	250
Goodwill	8,623

Total purchase price	$19,000

Approximately $8.6 million of the total purchase price has been allocated to goodwill and intangible assets with indefinite lives. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and

Other Intangible Assets,” goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Jones Group had occurred at the beginning of 2001 and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Total revenue	$6,723	$6,435	$13,236	$14,564
Net loss	(3,157)	(4,179)	(6,213)	(6,561)
Net loss per share	(0.16)	(0.21)	(0.31)	(0.34)

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede FASB 121 and provide a single accounting model for disposal of long-lived assets. SFAS 144 removes goodwill from its scope, describes a profitability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The adoption of SFAS 144 on January 1, 2002 did not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

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

The Company adopted SFAS 142 on January 1, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tested for goodwill and indefinite lived intangible assets impairment using a two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company performed the first step of the required impairment test of goodwill and indefinite lived intangible assets in the second quarter of fiscal 2002, determining that no potential impairment was indicated.

The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS 142 had occurred on January 1, 2001:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

		(Pro forma)		(Pro forma)

	(In thousands, except per share data)
Reported net loss	$(3,157)	$(4,539)	$(6,274)	$(7,186)
Amortization of goodwill and identifiable intangible assets with indefinite lives	—	117	—	156

Pro forma net loss	$(3,157)	$(4,422)	$(6,274)	$(7,030)

Basic and diluted net loss per share:
Reported net loss	$(0.16)	$(0.24)	$(0.32)	$(0.38)
Adjustment related to goodwill and identifiable intangible assets with indefinite lives amortization	—	0.01	—	0.01

Pro forma net loss per share	$(0.16)	$(0.23)	$(0.32)	$(0.37)

NOTE 7 — RESTRUCTURING CHARGE

In the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure in order to reduce its operating expenses and improve workforce processes and efficiencies. As a result, the Company recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of the workforce by 22 employees, and termination benefits and related expenses, and expenses of $22,000 for abandonment of excess equipment. At June 30, 2002, 22 of 22 employees had been terminated, and the accrued restructuring liability was $0. For the quarterly period ended June 30, 2002, cash payments related to the restructuring program were $342,000.

NOTE 8 — SUBSEQUENT EVENTS

Restructuring

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and a workforce reduction of approximately 10% of the existing worldwide employees. As a result, the Company expects to recognize a charge of between $1.8 million and $2.2 million in the third quarter ending September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements about future revenues, expenses, losses and cash flows, statements about research and development activities, statements about possible future acquisitions, statements about sales and marketing efforts, statements regarding the anticipated effects of the acquisition of Jones Group to our net sales performance and pre-tax operating results, statements about the anticipated effects of our recent restructuring program, statements regarding values of our assets and liabilities over their remaining useful lives, and statements about our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from these projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the company we recently acquired and successfully capitalize on anticipated synergies and growth opportunities, and the risk that our restructuring program does not proceed as planned and that we incur unexpected expenses in connection with the implementation thereof.

For a further discussion of these and other risks related to our business see the discussion set forth herein under “Additional Factors That May Affect Future Results,” as well as the discussion of similar factors and risks set forth in our Form 10-K for the fiscal year ended December 31, 2001 filed on April 1, 2002, and our other filings with the Securities Exchange Commission. Since our inception, we have incurred significant losses and, as of June 30, 2002, we had an accumulated deficit of $61.5 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

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

Recent Developments

Acquisition of Jones Group

On February 20, 2002, Argonaut completed its acquisition of Jones Chromatography Limited, a company organized under the laws of England and Wales (JCL), and its wholly owned subsidiaries International Sorbent Technology (IST) and Jones Chromatography U.S.A., Inc. (JCI) (collectively, Jones Group). Pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated February 11, 2002, among Argonaut and the stockholders of JCL, the Jones Group became a wholly owned subsidiary of Argonaut. The Jones Group continues to operate out of its Cardiff, Wales, U.K. locations.

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

In the transaction, the stockholders of JCL exchanged all of their respective shares of JCL’s stock for (i) cash in an aggregate amount of £3,825,000 ($5,431,500), (ii) 572,152 shares of unregistered Argonaut Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10,863,000). Including transactions costs of approximately $0.9 million, the aggregate purchase price was approximately $19.0 million. The notes payable, which are redeemable for cash over a two year period following the closing date, are guaranteed by Barclays Bank PLC. Under the terms of the Share Purchase Agreement, notes payable in the aggregate principal amount of £2,550,000 ($3.6 million) will be held in escrow until the second anniversary of the closing date, and may be used to satisfy certain indemnification obligations, if any, of the principal JCL shareholders. In addition, certain employees of the Jones Group remaining as employees after the transaction have received stock options to purchase an aggregate 349,800 shares of Argonaut’s Common Stock at an exercise price of $3.916 per share.

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

Restructuring charge

In the fourth quarter of 2001, the Company announced a restructuring program to downsize our organizational structure in order to reduce operating expenses and improve workforce processes and efficiencies. As a result, the Company recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of our workforce by 22 employees and expenses of $22,000 for abandonment of excess equipment. The restructuring program is expected to yield cash savings of approximately $3.4 million annually, beginning in fiscal 2002. These savings largely relate to reduced employee related costs and are expected to be realized primarily in operating expenses. At June 30, 2002, 22 of 22 employees had been terminated and the accrued restructuring liability was $0. For the quarterly period ended June 30, 2002, cash payments related to the restructuring program were $342,000.

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and a workforce reduction of approximately 10% of the existing worldwide employees. As a result, the Company expects to recognize a charge of between $1.8 million and $2.2 million in the third quarter ending September 30, 2002. The restructuring program is estimated to result in annualized savings of approximately $3.0 million.

Critical Accounting Policies

Restructuring

During fiscal year 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs and related abandonment of excess equipment. Actual costs have not differed significantly from these estimates.

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

The Company adopted SFAS 142 on January 1, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tested for goodwill and indefinite lived intangible assets impairment using a two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company performed the first step of the required impairment test of goodwill and indefinite lived intangible assets in the second quarter of fiscal 2002, determining that no potential impairment was indicated.

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2002

Operating results for the three- and six-month periods ended June 30, 2002 include Jones Group since February 21, 2002.

Net Sales

Net sales for the three month period ended June 30, 2002 increased by 119% versus the same period in 2001. Net sales totaled $6.7 million for the June 30, 2002 quarter compared to $3.1 million for the second quarter of 2001. Sales growth versus the year ago quarter exceeded double digits across all three major geographies and represented the positive impact of the Jones Group acquisition . For the second quarter of 2002, instrument and chemistry consumables sales were approximately equal to one another with each comprising between 45% and 46% of net sales, with service, integration services and contract R&D making up the remainder. For the six month period ending June 30, 2002, net sales totaled $11.5 million compared to $7.9 million for the same quarter in 2001. The year over year increase in net sales is primarily attributable to growth in the sales of chemistry consumables products.

Cost of sales

Substantially higher net sales resulted in an increase in cost of sales to $3.5 million in the quarterly period ended June 30, 2002, up from $1.8 million for the same period in 2001. Overall gross margin as a percent of sales improved significantly relative to the same period a year ago to 47.5%, up from 40.0% in the second quarter of 2001. For the six month period ended June 30, 2002, cost of sales increased to $6.1 million from $4.2 million in the same period for 2001 due to higher sales volume. Gross margin as a percent of sales for the six month period was essentially flat versus 2001.

Research and development expenses

Research and development expenses decreased to $1.5 million in the second quarter of 2002 from $1.9 million in the second quarter of 2001. These expenses include salaries and related costs of research and development personnel, the costs of facilities and related expenses, as well as the costs of parts and supplies associated with research and development projects. The decrease was primarily attributable to lower personnel costs resulting from the effects of the restructuring initiated in the fourth quarter of 2001, lower outside services costs relative to the same period last year resulting from a product development process improvement program, and reduced stock-based compensation expenses. Stock-based compensation expenses related to research and development decreased by $84,000 for the second quarter of 2002 as compared to the same quarter in 2001. For the six months ended June 30, 2002, research and development expenses were $2.8 million versus $3.5 million in the first half of 2001 predominantly due to the reasons described above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $4.8 million in the second quarter of 2002 from $4.3 million in the same period of 2001. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel and the cost of facilities and related spending. The increase was primarily attributable to the additional expenses for the Jones Group, acquired on February 20, 2002 and therefore not reflected in the prior year, offset by the effect of the restructuring effort initiated in the fourth quarter of 2001 and reduced stock-based compensation charges. Stock-based compensation expenses related to selling, general and administration decreased by $271,000 for the second quarter of 2002, as compared to the same period in 2001. For the six months ending June 30, 2002, selling, general and administrative expenses were $8.7 million versus $8.4 million in the first half of 2001 primarily due to the reasons described above.

Amortization of purchased intangible assets and acquired in-process research & development

On January 1, 2002, ,the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As of June 30, 2002, the Company had $9.4 million in goodwill and intangible assets, which have an indefinite useful life and thus no amortization expense was recorded during the six months ended June 30, 2002. Goodwill arising from acquisitions accounted for $156,000 in amortization in the six months ended June 30, 2001. For the three month period ended June 30, 2002, the Company recorded amortization of purchased intangibles of $196,000 related to the March 1, 2001 acquisition of ATSI and the February 20, 2002 acquisition of Jones Group compared to $216,000 in the same period of 2001. For the six month period ended June 30, 2002, amortization of purchased intangibles was $315,000 versus $288,000 for the same period in 2001. The Company recorded in-process research and development expense of $270,000 for the six month period ended June 30, 2001, relating to ATSI, and no such charges were incurred in 2002.

Interest and Other Income (Expense), net

Interest and other income decreased to $379,000 for the three-month period ended June 30, 2002 as compared to $727,000 for the three months ended June 30, 2001, primarily because of lower average balances of invested cash, cash equivalents, and short term investments and reduced interest rates consistent with the overall interest rate decline of high quality short term investments. Interest and other expenses was $110,000 for the three-month period ended June 30, 2002 compared to $97,000 in the same period in 2001. For the six month period ended June 30, 2002, interest and other income decreased to $683,000 from $1.7 million for the same period in 2001 due to lower invested cash balances and lower interest rates.

Provision for Income Taxes

The Company recorded a provision for income taxes of approximately $163,000 and $200,000 to record the UK corporate tax liability of Jones Group for the three and six months ended June 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had cash, cash equivalents, short-term investments and restricted cash of $44.6 million compared to $57.6 million at December 31, 2001. The decrease was primarily due to the use of $6.3 million in connection with the purchase of the Jones Group and related expenses, approximately $342,000 in cash payments related to the restructuring initiated in the fourth quarter of 2001, and cash used in operating activities of approximately $7.1 million. The restricted cash amount is denominated in British Pounds Sterling and represents the cash used to secure the notes payable of £7,650,000 ($10.9 million) as purchase consideration in the acquisition of Jones Group. The notes are payable over two years carrying an initial interest rate of 3.9% per annum for the twelve month period commencing on the date of note issuance, payable quarterly.

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

The acquisition of Jones Group was completed on February 20, 2002 for purchase consideration of approximately 572,000 shares of unregistered Argonaut common stock. £3,825,000 ($5.4 million) cash due at closing, and notes payable aggregating £7,650,000 ($10.9 million) payable over two years, plus acquisition related legal, accounting, and other transaction expenses. We expect Jones Group to provide approximately $10 million to our 2002 net sales performance and to be accretive to pre-tax operating results.

Net cash provided by investing activities totaled $6.5 million and $2.4 million for the six months ended June 30, 2002 and 2001, respectively. The change in 2002 was primarily attributable to the use of $6.3 million in connection with the purchase of the Jones Group, the use of $10.9 million as collateral for the notes payable portion of the Jones Group acquisition, offset by the proceeds generated from the maturity of short-term investments which provide cash to fund the Company’s ongoing operating activities.

The Company expects to have negative cash flows from operations through at least the first half of 2003. We may also use cash resources to fund additional acquisitions or investments in other businesses, technologies or product lines. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing. We believe that our current cash balances will be sufficient to fund our operations through at least the next 12 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

We have incurred operating losses and negative cash flows from operations since our inception. As of June 30, 2002 we had an accumulated deficit of $61.5 million and we recorded net losses of $6.3 million for the six month period ended June 30, 2002. We expect to continue to incur operating and net losses for the foreseeable future and we may never generate positive cash flows.

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

If our products do not become more widely used in the life sciences and chemical industries, it is unlikely that we will ever become profitable.

Pharmaceutical, biotechnology, life sciences and chemical companies have historically performed chemistry development using traditional laboratory methods. To date, our products have not been widely adopted by chemists in these industries. The commercial success of our products will depend upon the adoption of these products as a method to develop chemical compounds for the life sciences and other industries. In order to be successful, our products must meet the performance and pricing requirements for chemistry development within the life sciences and other industries. Market acceptance will depend on many factors, including our ability to:

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have recently acquired complementary businesses and may choose to acquire others in the future. Our failure to successfully integrate these businesses may materially affect our business going forward. We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, and may disrupt our ongoing business and distract our management. If we are unable to effectively integrate any acquired entities, products or technologies, our business may suffer. In addition, any amortization of purchased intangible assets or other assets or charges resulting from the costs of acquisitions could negatively impact our operating results. Our available cash and securities may be used to buy or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. Due to volatile market conditions, the value of long live assets maybe negatively impacted, which may result in future, additional impairment charges. Moreover, if we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition.

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

We compete with companies worldwide that are engaged in the development and production of similar products. We face competition primarily from the following three sectors:

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

We market our products to and receive our revenues principally from pharmaceutical, biotechnology, life sciences and other chemical research companies, and the capital spending policies of these entities can have a significant effect on the demand for our products. During 2002, these companies have significantly constrained their capital expenditures. These policies are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research equipment and the policies regarding capital expenditures. In particular, the volatility of the public stock market for biotechnology and related companies has at times significantly impacted their ability to raise capital, which has directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. Any decrease or delay in capital spending by life sciences companies could cause our revenues to decline and harm our profitability.

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

Our direct worldwide sales force and network of distributors may not be sufficient to successfully address the market for our products.

We sell a major portion of our products through our own sales force. We may not be able to build an efficient and effective sales and marketing force and continue to expand our network of distributors. Our failure to build an efficient and effective sales and marketing force could negatively impact sales of our products, thus reducing our revenues and profitability. In addition, if we cannot successfully and efficiently integrate the Jones Group sales force, we may not realize expected synergies.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With the Jones Group acquisition, a significant percentage of our net sales are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. The use of the Euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

Our instrument products have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter.

Our ability to obtain customers for our products depends in significant part upon the perception that our products can help accelerate efforts in chemical development. The sale of many of our instrument products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycles of many of our products are lengthy and subject to a number of risks that are beyond our control, including customers’ budgetary constraints and internal acceptance reviews. Our revenues could fluctuate significantly from quarter to quarter, due to this lengthy and unpredictable sales cycle. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenues decline or do not grow as we anticipate, we might not be able to correspondingly reduce our operating expenses. Our failure to achieve our anticipated levels of revenues could significantly harm our operating results for a particular fiscal period. Due to the possibility of fluctuations in our operating results, we believe that quarter-to-quarter comparisons of our operating results are not always a good indication of our future performance.

We are exposed to general global economic and market conditions.

Our business is subject to the effects of general economic conditions in the United States, the United Kingdom and globally, and, in particular, market conditions in the life sciences and chemical industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

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

Our common stock is currently trading below the $1 minimum bid price requirement of the Nasdaq National Market. If we fail to comply with the continued listing requirements of the NASDAQ National Market, including the minimum bid price per share requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the Nasdaq Small Cap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

Our stock price has been highly volatile, and your investment could suffer a further decline in value.

The trading price of our common stock has been highly volatile and ranged in the second quarter of 2002 from a per-share high of $3.05 to a low of $0.51 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

•	actual or anticipated variations in quarterly operating results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	conditions or trends in the pharmaceutical, biotechnology, life sciences and chemical industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel, including any directors;

•	developments in the application or interpretation of new or existing accounting pronouncements and reporting obligations;

•	negotiating changes;

•	sales of our common stock; and

•	developments regarding our patents or other intellectual property or that of our competitors.

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

Our principal stockholders, directors and executive officers own approximately 49% of our common stock, which may prevent new investors from influencing corporate decisions.

Our principal stockholders who currently own over 5% of our common stock and our directors and executive officers who beneficially own approximately 49% of our outstanding common stock, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures have not changed significantly from those set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 6, 2002 the following proposals were adopted by the margins indicated:

1)	To elect the following Class II directors to hold office for a term of three years until the annual meeting of stockholders in the year 2005.

	Votes For	Votes Against	Votes Withheld

Mr. Brook H. Byers	13,014,787	0	2,067,482
Mr. Peter M. Macintyre	13,263,746	0	1,818,523

Dr. David P. Binkley, Dr. Brian W. Metcalf, and Dr. William H. Rastetter continue to serve as Class III directors until the annual meeting of stockholders in the year 2003. Ms. Lissa A. Goldenstein and Mr. Hingge Hsu continue to serve as Class I directors until the annual meeting of stockholders in the year 2004.

2)	Ratification of appointment of Ernst & Young LLP as independent auditors of Argonaut Technologies, Inc. for the fiscal year ending December 31, 2002.

Votes For	Votes Against	Abstain	Broker Non-votes

13,074,929	944,911	1,062,429	0

3)	Approval of the option grant limitations contained in the 2000 Incentive Stock Plan for purposes of Section 162(m) of the Internal Revenue Code.

Votes For	Votes Against	Abstain	Broker Non-votes

12,970,874	1,920,365	4,030	0

4)	Approval of an amendment to the 2000 Incentive Stock Plan to increase the number of option shares granted to outside directors.

Votes For	Votes Against	Abstain	Broker Non-votes

12,612,734	2,456,119	13,416	0

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

     The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report on Form 10-Q.

(b)	Reports on Form 8-K.

     On May 6, 2002, the Company filed a report on Form 8-K/A providing the following financial statements relating to the acquisition of the Jones Group:

(i)	Audited financial statements of Jones Chromatography Limited:

Profit and loss account, statement of total recognized gains and losses, and cash flow statement for the year ended December 31, 2001;

Balance sheet as of December 31, 2001;

Notes to financial statements.

(ii)	Audited financial statements of International Sorbent Technology Limited:

Profit and loss account, statement of total recognized gains and losses, and cash flow statement for the year ended December 31, 2001;

Balance sheet as of December 31, 2001;

Notes to financial statements.

(iii)	Audited financial statements of Jones Chromatography U.S.A, Inc.:

Balance sheet as of October 31, 2001;

Statement of operations and change in retained earnings and statement of cash flow for the year ended October 31, 2001;

Notes to financial statements.

(iv)	Unaudited pro forma condensed combined financial information of Argonaut Technologies, Inc.:

Unaudited pro forma condensed combined balance sheet as of December 31, 2001;

Unaudited pro forma condensed combined statements of operations for the year ended December 31, 2001;

Notes to pro forma condensed combined financial information.

The Company filed no other reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2002	ARGONAUT TECHNOLOGIES, INC.

By: /s/ LISSA A. GOLDENSTEIN Lissa A. Goldenstein President, Chief Executive Officer

By: /s/ DAVID J. FOSTER David J. Foster Sr. Vice President, Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
Form 10-Q
Quarterly Period Ended June 30, 2002

EXHIBIT INDEX

Number	Description of Document

2.1***	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2****	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Bylaws of Registrant.
4.3***	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4****	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5****	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.
10.1*	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.
10.2*	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.
10.3*	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.
10.4*	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.
10.5*	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.
10.6*	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
10.7*	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.
10.8*	Manufacturing Agreement between the Registrant and Merck, Inc. dated June 24, 1997, as amended.
10.9*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.10*	1995 Stock Plan.
10.11*	1995 Stock Plan Form of Stock Option Agreement.
10.12*	2000 Stock Incentive Plan.
10.13*	2000 Employee Stock Purchase Plan.
10.14**	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.
10.15**	Agreement between the Registrant and David P. Binkley dated December 5, 2001.
10.16**	Agreement between the Registrant and John T. Supan dated January 10, 2002.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.
**	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.
***	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.
****	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.