Form 10-Q
period 2002-09-30
ARGONAUT TECHNOLOGIES INC
filed 2002-11-14
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

As of October 31, 2002, 19,945,452 shares of the Registrant’s Common Stock, $0.0001 par value, were outstanding.

Argonaut Technologies, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2002

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$10,622	$17,996
Short-term investments	18,198	39,636
Accounts receivable, net	5,254	4,187
Inventories	6,783	4,096
Prepaid expenses & other current assets	987	784
Notes receivable	177	—

Total current assets	42,021	66,699
Restricted cash	11,949	—
Property and equipment, net	5,255	3,233
Goodwill	9,387	763
Other intangible assets, net	6,649	1,450
Other assets	139	26

	$75,400	$72,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,620	$1,681
Accrued compensation	848	1,421
Other accrued liabilities	2,495	1,679
Deferred revenue	3,012	3,439
Current portion of notes payable and capital lease obligations	274	187

Total current liabilities	8,249	8,407
Long term liabilities	12,237	—
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	121,563	120,036
Deferred stock compensation	(222)	(1,008)
Accumulated other comprehensive loss (income)	417	(32)
Accumulated deficit	(66,846)	(55,234)

Total stockholders’ equity	54,914	63,764

	$75,400	$72,171

(1)	The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales:
Products	$6,238	$3,143	$16,478	$10,319
Services	1,044	440	2,284	1,126

Total net sales	7,282	3,583	18,762	11,445

Costs and Expenses:
Costs of products	3,496	1,888	8,928	5,972
Costs of services	525	76	1,213	156
Costs of sales — special charges	765	—	765	—
Research and development (Note 1)	1,468	1,530	4,307	5,035
Selling, general and administrative (Note 1)	4,476	4,178	13,190	12,552
Amortization of goodwill and other purchased intangible assets	209	216	524	504
Acquired in-process research and development	—	—	—	270
Restructuring charges	1,802	—	1,802	—

Total costs and expenses	12,741	7,888	30,729	24,489

Loss from operations	(5,459)	(4,305)	(11,967)	(13,044)
Other income (expenses):
Interest and other income	294	593	977	2,347
Interest and other expense	(173)	(10)	(422)	(211)

Net loss before provision for income taxes	(5,338)	(3,722)	(11,412)	(10,908)
Provision for income taxes	—	—	(200)	—

Net loss	$(5,338)	$(3,722)	$(11,612)	$(10,908)

Net loss per common share, basic and diluted	$(0.27)	$(0.19)	$(0.59)	$(0.57)

Weighted-average shares used in computing net loss per common share, basic and diluted	19,973	19,199	19,839	18,975

Note 1: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$32	$112	$154	$531
Selling, general and administrative	1	285	200	1,032

	$33	$397	$354	$1,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(11,612)	$(10,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,014	404
Amortization of goodwill, other purchased intangibles and licenses	540	504
Stock-based compensation	354	1,563
Acquired in-process research and development	—	270
Non-cash portion of restructuring charges	683	—
Change in cumulative translation adjustment	465	(55)
Changes in assets and liabilities:
Accounts receivable	1,405	1,110
Inventories	689	(1,151)
Prepaid expenses and other current assets	(181)	(407)
Other assets	(64)	23
Accounts payable	(1,557)	(85)
Accrued compensation	(604)	45
Other accrued liabilities and long-term liabilities	18	(247)
Deferred revenue	(614)	(883)

Net cash used in operating activities	(9,464)	(9,817)

Cash flows from investing activities:
Capital expenditures	(662)	(894)
Business acquisitions (net of cash received)	(6,273)	(3,964)
Purchase of short-term investments	(7,422)	(31,786)
Proceeds from the sales of short-term investments	4,510	—
Proceeds from the maturities of short-term investments	24,191	43,036
Purchase of licenses	(1,400)	—
Restricted cash	(10,863)	—

Net cash provided by investing activities	2,081	6,392

Cash flows from financing activities:
Repayment of long term debt	—	(542)
Principal payments on capital lease obligations	(121)	(248)
Repurchase of common stock	(47)	—
Net proceeds from issuances of common stock	177	354

Net cash provided by (used in) financing activities	9	(436)

Net decrease in cash and cash equivalents	(7,374)	(3,861)
Cash and cash equivalents at beginning of period	17,996	39,147

Cash and cash equivalents at end of period	$10,622	$35,286

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$351	$32

Cash flow for acquisition of the Jones Group
Tangible assets acquired	$9,138
Goodwill and other intangible assets acquired	12,963
Acquisition costs incurred	(875)
Liabilities assumed	(2,261)
Notes payable issued	(10,863)
Common stock issued	(1,829)

Cash paid for acquisition (net of $28 cash received)	$6,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals and adjustments, which Argonaut Technologies, Inc. (“Argonaut” or “the Company”) considers necessary to present fairly the financial information included herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2002, or any other future period.

NOTE 2 — INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$3,086	$3,375
Work in process	675	658
Finished goods	3,022	63

	$6,783	$4,096

In the third quarter of fiscal year 2002, the Company recorded a charge to cost of sales of $765,000 for inventories determined to be excess and obsolete based on the decision to discontinue active selling of those products as a component of a broader restructuring plan. Management does not believe that this inventory can be sold or be used in the future. Final disposition of this inventory is expected to occur by the end of the first quarter of 2003.

NOTE 3 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Options to purchase 4,203,616 and 2,548,569 shares of common stock were outstanding at September 30, 2002 and September 30, 2001, respectively, and warrants to purchase 80,665 shares of common stock were outstanding at September 30, 2002 and September 30, 2001, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

NOTE 4 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three and nine month periods ended September 30, 2002 and 2001, comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(5,338)	$(3,722)	$(11,612)	$(10,908)
Unrealized income (loss)	(9)	—	(159)	—
Cumulative translation adjustment	291	206	608	149

Comprehensive loss	$(5,056)	$(3,516)	$(11,163)	$(10,759)

NOTE 5 — BUSINESS COMBINATION

On February 20, 2002, Argonaut completed its acquisition of Jones Chromatography Limited, a company organized under the laws of England and Wales (“JCL”), and its wholly owned subsidiaries International Sorbent Technology (“IST”) and Jones Chromatography U.S.A., Inc. (“JCI”) (together with JCL, “Jones Group”), pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated February 11, 2002, among Argonaut and the stockholders of JCL.

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

2002 to September 30, 2002.

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

Approximately $8.6 million of the total purchase price has been allocated to goodwill and intangible assets with indefinite lives. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Jones Group had occurred at the beginning of 2001 and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Total net sales	$7,282	$7,033	$20,518	$21,597
Net loss	(5,338)	(3,166)	(11,510)	(9,727)
Net loss per share	(0.27)	(0.16)	(0.58)	(0.50)

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. These new rules on asset impairment supersede SFAS 121 and provide a single accounting model for disposal of long-lived assets. SFAS 144 removes goodwill from its scope, describes a profitability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The adoption of SFAS 144 on January 1, 2002 did not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

In June 2001, the FASB issued SFAS 141, “Business Combinations” (SFAS 141), and SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company adopted SFAS 142 on January 1, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tested for goodwill and indefinite lived intangible assets impairment using the two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company performed the first step of the required impairment test of goodwill and indefinite lived intangible assets in the second quarter of fiscal 2002, determining that no potential impairment was indicated.

The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS 142 had occurred on January 1, 2001:

	Three months ended		Nine months ended
	September 30,		September 30,

		2001		2001
	2002	(Pro forma)	2002	(Pro forma)

	(In thousands, except per share data)
Reported net loss	$(5,338)	$(3,722)	$(11,612)	$(10,908)
Amortization of goodwill and identifiable intangible assets with indefinite lives	—	117	—	273

Pro forma net loss	$(5,338)	$(3,605)	$(11,612)	$(10,635)

Basic and diluted net loss per share:
Reported net loss per share	$(0.27)	$(0.19)	$(0.59)	$(0.57)
Adjustment related to goodwill and identifiable intangible assets with indefinite lives amortization	—	0.01	—	0.01

Pro forma net loss per share	$(0.27)	$(0.18)	$(0.59)	$(0.56)

The amortization expense relating to the intangible assets for the three- and nine-month periods ended September 30, 2002 was $209,000 and $524,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at September 30, 2002 (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Completed technology	$5,539	$(508)
Licenses	1,400	(16)
Tradenames	250	(16)

Total	$7,189	$(540)

The estimated amortization expense over the expected life of the amortized intangible assets is as follows (in thousands):

Estimated amortization expense:
For the year ended 12/31/2002	$764
For the year ended 12/31/2003	991
For the year ended 12/31/2004	1,026
For the year ended 12/31/2005	1,051
For the year ended 12/31/2006	930
For the year ended 12/31/2007	665

The carrying amount of indefinite lived intangible assets at September 30, 2002 is as follows (in thousands):

Unamortized intangible assets:
Assembled workforce	$1,892
Customer base	1,551
Goodwill	5,944

Total	$9,387

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

NOTE 7 — RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure in order to reduce its operating expenses and improve workforce processes and efficiencies. As a result, the Company recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of the workforce by 22 employees, and termination benefits and related expenses, and expenses of $22,000 for abandonment of excess equipment. At September 30, 2002, all 22 employees had been terminated, and the accrued restructuring liability was zero. For the nine-month period ended September 30, 2002, cash payments related to the restructuring program were $342,000.

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ending September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. At September 30, 2002, 11 of the 44 employees had been terminated and the accrued restructuring liability was $1.0 million. For the quarterly period ended September 30, 2002, cash payments related to the restructuring program were $105,000. A summary of the accrued restructuring charges is as follows (in thousands):

				Accrued
	Total	Noncash	Cash	Restructuring at
	Charge	Charges	Payments	September 30, 2002

Workforce reductions	$630	$—	$(105)	$525
Abandonment of excess equipment	683	(683)	—	—
Abandonment of excess leased facilities	356	—	—	356
Other	133	—	—	133

Total	$1,802	$(683)	$(105)	$1,014

Remaining cash expenditures relating to workforce reduction and other related charges will be paid through the first quarter of fiscal 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements about future revenues, expenses, losses and cash flows, statements about research and development activities, statements about possible future acquisitions, statements about sales and marketing efforts, statements regarding the anticipated effects of the acquisition of Jones Group to our net sales performance and pre-tax operating results, statements about the anticipated effects of our recent restructuring program and related accruals, statements regarding values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, and statements about our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from these projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the company we recently acquired and successfully capitalize on anticipated synergies and growth opportunities, and the risk that our restructuring programs do not proceed as planned and that we incur unexpected expenses in connection with the implementation thereof.

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

Since our inception, we have incurred significant losses and, as of September 30, 2002, we had an accumulated deficit of $66.8 million. We anticipate incurring additional losses, which may increase, for the foreseeable future.

Recent Developments

Acquisition of Jones Group

On February 20, 2002, Argonaut completed its acquisition of Jones Chromatography Limited, a company organized under the laws of England and Wales (“JCL”), and its wholly owned subsidiaries International Sorbent Technology (“IST”) and Jones Chromatography U.S.A., Inc. (“JCI”) (collectively, “Jones Group”). Pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated February 11, 2002, among Argonaut and the stockholders of JCL, the Jones Group became a wholly owned subsidiary of Argonaut. The Jones Group continues to operate out of its Cardiff, Wales, U.K. locations.

The Jones Group is a leading manufacturer and distributor of high quality chromatography and purification accessories, consumables and instrumentation. Consumable items include leading brand sorbents, solid phase extraction (“SPE”) columns and 96-well plates, flash chromatography and High Performance Liquid Chromatography (“HPLC”) columns. It manufactures purification and other chemistry development instruments for the drug discovery market.

In the transaction, the stockholders of JCL exchanged all of their respective shares of JCL’s stock for (i) cash in an aggregate amount of £3,825,000 ($5,431,500), (ii) 572,152 shares of unregistered Argonaut Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10,863,000). Including transactions costs of approximately $0.9 million, the aggregate purchase price was approximately $19.0 million, valued as of the closing of the transaction. The notes payable, which are redeemable for cash over a two year period following the closing date, are guaranteed by Barclays Bank PLC. Under the terms of the Share Purchase Agreement, notes payable in the aggregate principal amount of £2,550,000 ($3.6 million) will be held in escrow until February 20, 2004, the second anniversary of the closing date, and may be used to satisfy certain indemnification obligations, if any, of the principal JCL shareholders. In addition, certain employees of the Jones Group remaining as employees after the transaction have received stock options to purchase an aggregate 349,800 shares of Argonaut’s Common Stock at an exercise price of $3.916 per share.

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

Restructuring charges

In the fourth quarter of 2001, the Company announced a restructuring program to downsize our organizational structure in order to reduce operating expenses and improve workforce processes and efficiencies. As a result, the Company recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of our workforce by 22 employees and expenses of $22,000 for abandonment of excess equipment. The restructuring program is expected to yield cash savings of approximately $3.4 million annually, beginning in fiscal 2002. These savings largely relate to reduced employee related costs and are expected to be realized primarily in operating expenses. At September 30, 2002, all 22 employees had been terminated and the accrued restructuring liability was zero. For the nine-month period ended September 30, 2002, cash payments related to the restructuring program were $342,000.

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ending September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. The restructuring program is estimated to result in annualized savings of approximately $3.0 million beginning in fiscal 2003, realized primarily in reduced operating costs as a result of reduced employee-related costs. At September 30, 2002, 11 of the 44 employees had been terminated and the accrued restructuring liability was $1.0 million. For the quarterly period ended September 30, 2002, cash payments related to the restructuring program were $105,000. Remaining cash expenditures relating to workforce reduction and other related charges will be paid through the first quarter of fiscal 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2004.

Critical Accounting Policies

These critical accounting policies are in addition to the critical accounting policies included/described in our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

Restructuring

During fiscal years 2002 and 2001 we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs, related abandonment of excess equipment, the abandonment of excess leased facilities, and other related charges. Actual charges have not differed significantly from these estimates.

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

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002

Operating results for the three- and nine-month periods ended September 30, 2002 include Jones Group since February 21, 2002.

Net Sales

Net sales for the three-month period ended September 30, 2002 increased by 103% versus the same period in 2001. Net sales totaled $7.3 million for the quarter ended September 30, 2002 compared to $3.6 million for the quarter ended September 30, 2001. Sales growth versus the year ago was due primarily to the impact of the acquisition of the Jones Group. For the third quarter of 2002, instrument sales comprised approximately 39% of net sales, chemistry consumables sales comprised approximately 47% of net sales, and service, integration services and contract Research and Development (“R&D”) together comprised approximately 14% of net sales. For the nine-month period ended September 30, 2002, net sales totaled $18.8 million compared to $11.4 million for the same period in 2001. Instrument sales comprised approximately 46% of net sales, chemistry consumables comprised approximately 44% of net sales, and service, integration services and contract R&D together comprised the remaining 10% of net sales for the nine-month period ended September 30, 2002. The year over year increase in net sales is primarily attributable to growth in the sales of chemistry consumables products due to the acquisition of the Jones Group.

Cost of sales

Cost of sales, comprised of costs of products, costs of services and costs of sales-special charges, for the quarter ended September 30, 2002 was $4.8 million, compared to $2.0 million for the quarter ended September 30, 2001 primarily due to the higher sales volume and a special charge related to the write-off of excess and obsolete inventory of approximately $765,000 recorded based on the Company’s decision to discontinue active selling of those products as a component of a broader restructuring plan. Excluding the special charges related to the write-off of excess and obsolete inventory recorded in the quarter, gross margin as a percent of sales was 45% compared to 45% for the third quarter of 2001. For the nine-month period ended September 30, 2002, cost of sales increased to $10.9 million from $6.1 million in the same period for 2001 due to higher sales volume and the impact of the special charge related to the write-off of excess and obsolete inventory. Again, excluding the special charge, gross margin as a percent of sales for the nine-month period ended September 30, 2002 was 46%, versus 46% for the same period in 2001.

Research and development expenses

Research and development expenses decreased to slightly below $1.5 million in the third quarter of 2002 from slightly over $1.5 million in the third quarter of 2001. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. The slight decrease was primarily attributable to lower personnel costs resulting from the effects of the restructuring initiated in the fourth quarter of 2001, lower outside services costs relative to the same period last year resulting from a product development process improvement program, and reduced stock-based compensation expenses offset by the addition of the Jones Group. Stock-based compensation expenses related to research and development decreased by $80,000 for the third quarter of 2002 as compared to the same quarter in 2001. For the nine months ended September 30, 2002, research and development expenses were $4.3 million versus $5.0 million in the same period of 2001 predominantly due to the reasons described above. For the nine-month period ended September 30, 2002, stock-based compensation expense was $154,000 versus $531,000 for the same period in 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $4.5 million in the third quarter of 2002 from $4.2 million in the same period of 2001. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The increase was primarily attributable to the additional expenses for the Jones Group, acquired on February 20, 2002, and therefore, not reflected in the prior year, offset by the effect of the restructuring effort initiated in the fourth quarter of 2001, and reduced stock-based compensation charges. Stock-based compensation expenses related to selling, general and administration decreased by $284,000 for the third quarter of 2002, as compared to the same period in 2001. For the nine-month period ended September 30, 2002, selling, general and administrative expenses were $13.2 million versus $12.6 million in the nine months of 2001 primarily due to the reasons described above. For the nine-month period ended September 30, 2002, stock-based compensation expense was $354,000 versus $1.0 million for the same period in 2001.

Amortization of purchased intangible assets and acquired in-process research & development

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, more frequently if certain indicators are present. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As of September 30, 2002, the Company had $9.4 million in goodwill and intangible assets which have an indefinite useful life, and thus, no amortization expense was recorded during the nine months ended September 30, 2002. Amortization of goodwill arising from acquisitions accounted for $273,000 in the nine months ended September 30, 2001. For the three-month period ended September 30, 2002, the Company recorded amortization of purchased intangibles of $209,000 related to the March 1, 2001 acquisition of ATSI and the February 20, 2002 acquisition of Jones Group compared to $216,000 in the same period of 2001. For the nine-month period ended September 30, 2002, amortization of purchased intangibles was $524,000 versus $504,000 for the same period in 2001. The Company recorded in-process research and development expense of $270,000 for the nine-month period ended September 30, 2001, relating to ATSI, and no such charges were incurred in 2002.

Interest and Other Income (Expense), net

Interest and other income decreased to $294,000 for the three-month period ended September 30, 2002 as compared to $593,000 for the three-month period ended September 30, 2001, primarily because of lower average balances of invested cash, cash equivalents, and short-term investments and reduced interest rates consistent with the overall interest rate decline of high quality short term investments. Interest and other expenses was $173,000 for the three-month period ended September 30, 2002 compared to $10,000 in the same period in 2001. For the nine-month period ended September 30, 2002, interest and other income decreased to $977,000 from $2.3 million for the same period in 2001 due to lower invested cash balances and lower interest rates. Interest and other expense was $422,000 versus $211,000 for the same period in 2001 primarily due to the interest associated with the notes payable for the Jones Group acquisition.

Provision for Income Taxes

The Company recorded a provision for income taxes of approximately $0 and $200,000 to record the UK corporate tax liability of Jones Group for the three and nine months ended September 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had cash, cash equivalents, short-term investments and restricted cash of $40.8 million compared to $57.6 million at December 31, 2001. The decrease was primarily due to the use of $6.3 million in connection with the purchase of the Jones Group and related expenses, approximately $342,000 in cash payments related to the restructuring initiated in the fourth quarter of 2001, approximately $105,000 in cash payments related to the restructuring activities initiated in the third quarter of 2002, and approximately $10.0 million used in other general operating activities. The restricted cash amount is denominated in British Pounds Sterling and represents the cash used to secure the notes payable of £7,650,000 ($10.9 million) as purchase consideration in the acquisition of Jones Group. The notes are payable over two years carrying an initial interest rate of 3.9% per annum for the twelve month period commencing on the date of note issuance, payable quarterly.

Net cash used to support operating activities has historically fluctuated based on the timing of payments of accounts payable balances, receipts of customer deposits, receipt of payments of accounts receivable balances, changes in inventory balances resulting from varying levels of manufacturing activities, the timing of research and development projects, the timing and scope of our sales and marketing initiatives and fluctuations in the Company’s net loss.

The acquisition of Jones Group was completed on February 20, 2002 for purchase consideration of approximately 572,000 shares of unregistered Argonaut common stock, £3,825,000 ($5.4 million) cash due at closing, and notes payable aggregating £7,650,000 ($10.9 million) payable over two years, plus acquisition-related legal, accounting, and other transaction expenses of approximately $875,000. We expect Jones Group to provide approximately $10 million to our 2002 net sales performance and to be accretive to pre-tax operating results.

Net cash provided by investing activities totaled $3.5 million and $6.4 million for the nine months ended September 30, 2002 and 2001, respectively. The change in 2002 was primarily attributable to the use of $6.3 million in connection with the purchase of the Jones Group, the use of $10.9 million as collateral for the notes payable portion of the Jones Group acquisition, offset by the proceeds generated from the sale and maturity of short-term investments which provide cash to fund the Company’s ongoing operating activities.

The Company expects to have negative cash flows from operations through at least the first half of 2003. We may also use cash resources to fund additional collaborative or strategic relationships, acquisitions or investments in other businesses, technologies or product lines. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing on acceptable terms. We believe that our current cash balances will be sufficient to fund our operations through at least the next 12 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations or obtain funds through arrangements with collaborative or strategic partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. At September 30, 2002, the Company had repurchased 50,000 shares of outstanding common stock at an average price of $0.93 per share.

The following summarizes the Company’s contractual cash obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period:

		Less than	1 to 3	4 to 5
Contractual Obligations	Total	1 year	years	years

Notes payable	$11,949	$—	$11,949	$—
Capital lease obligations	67	67	—	—
Operating lease obligations	1,979	1,112	867	—
Mortgage payments	361	207	77	77

Total contractual cash obligations	$14,356	$1,386	$12,893	$77

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

We have incurred operating losses and negative cash flows from operations since our inception. As of September 30, 2002 we had an accumulated deficit of $66.8 million and we recorded net losses of $11.6 million for the nine-month period ended September 30, 2002. We expect to continue to incur operating and net losses for the foreseeable future and we may never generate positive cash flows.

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

Pharmaceutical, biotechnology, life sciences and chemical companies have historically performed chemistry development using traditional laboratory methods. To date, our products have not been widely adopted by chemists in these industries. The commercial success of our products will depend upon the adoption of these products as a method to develop chemical compounds for the life sciences and other industries. In order to be successful, our products must meet the performance and pricing requirements for chemistry development within the life sciences and other industries. Market acceptance will depend on many factors, including our ability to:

•	Convince prospective customers that our products are a cost-effective alternative to traditional methods and other technologies that may be introduced for chemistry development.

•	Convince prospective customers that our products provide the same or enhanced quality and accuracy as compared with traditional methods and other new technologies that may be developed.

•	Manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

•	Install and service sufficient quantities of our products.

If we cannot achieve these objectives, our products will not gain market acceptance and we will not achieve profitability.

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

We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, including both our current research collaborations with Pfizer and GlaxoSmithKline, and our product development consortium with Pfizer and ICI, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products.

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

The Company has applied to transfer from the Nasdaq National Market to the NASDAQ SmallCap Market and expects to begin trading on the SmallCap Market sometime during the fiscal fourth quarter of 2002. If we fail to comply with the continued listing requirements of the SmallCap Market, including the $1 minimum bid price per share requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ Small Cap Market. You may not be able to sell your shares of our common stock quickly, or at the market price or at all if trading in our stock is not active or otherwise.

Our stock price has been highly volatile, and your investment could suffer a further decline in value.

The trading price of our common stock has been highly volatile and ranged in the third quarter of 2002 from a per-share high of $1.03 to a low of $0.56 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

•	actual or anticipated variations in quarterly operating results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	conditions or trends in the pharmaceutical, biotechnology, life sciences and chemical industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures, capital commitments;

•	additions or departures of key personnel, including any directors;

•	developments in the application or interpretation of new or existing accounting pronouncements and reporting obligations;

•	negotiating changes;

•	purchase or sales of our common stock, including any repurchases of our common stock under the existing or future stock repurchase program; and

•	developments regarding our patents or other intellectual property or that of our competitors.

In addition, the stock market in general, the Nasdaq Stock Market’s Small Cap Market, and the market for securities of technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Our principal stockholders, directors and executive officers own approximately 43% of our common stock, which may prevent new investors from influencing corporate decisions.

Our principal stockholders (defined as those stockholders who currently own over 5% of our common stock) and our directors and executive officers, who together beneficially own approximately 43% of our outstanding common stock, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

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

Item 4. Controls and Procedures

Within 90 days prior to the date of filing this Quarterly Report on Form 10-Q, our management, including our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief

Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. At September 30, 2002, the Company had repurchased 50,000 shares of outstanding common stock at an average price of $0.93 per share.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report on Form 10-Q.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2002	ARGONAUT TECHNOLOGIES, INC.

	By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein President, Chief Executive Officer

	By:	/s/ DAVID J. FOSTER

David J. Foster Sr. Vice President, Chief Financial Officer

Certifications

I, Lissa A. Goldenstein, President and Chief Executive Officer of Argonaut Technologies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Argonaut Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Lissa A. Goldenstein Lissa A. Goldenstein President and Chief Executive Officer

I, David J. Foster, Chief Financial Officer of Argonaut Technologies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Argonaut Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ David J. Foster

David J. Foster Sr. Vice President and Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
Form 10-Q
Quarterly Period Ended September 30, 2002

EXHIBIT INDEX

Number	Description of Document

2.1***	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2****	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Bylaws of Registrant.
4.3***	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4****	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5****	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.
10.1*	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.
10.2*	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.
10.3*	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.
10.4*	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.
10.5*	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.
10.6*	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
10.7*	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.
10.8*	Manufacturing Agreement between the Registrant and Merck, Inc. dated June 24, 1997, as amended.
10.9*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.10*	1995 Stock Plan.
10.11*	1995 Stock Plan Form of Stock Option Agreement.
10.12*	2000 Stock Incentive Plan.
10.13*	2000 Employee Stock Purchase Plan.
10.14**	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.
10.15**	Agreement between the Registrant and David P. Binkley dated December 5, 2001.
10.16**	Agreement between the Registrant and John T. Supan dated January 10, 2002.
10.17*****	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

**	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

***	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

****	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

*****	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

End of Filing