Form 10-K
period 2002-12-31
ARGONAUT TECHNOLOGIES INC
filed 2003-03-31
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-31019

Argonaut Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3216714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1101 Chess Drive

Foster City, CA 94404
(Address of principal executive offices, including zip code)

(650) 655-4200

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act).     ☐          No☑

      The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant as of June 28, 2002 was approximately $21.9 million based the closing price of $1.14 per share reported on the Nasdaq National Market reported for such date. The number of shares outstanding of the Registrant’s common stock on February 28, 2003 was 20,020,108 shares. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 2003.

ARGONAUT TECHNOLOGIES, INC.

FORM 10-K

PART I

      This annual report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, our ability to be cash flow positive in the fourth quarter of 2003, research and development activities and sales and marketing initiatives such as our plan to concentrate our efforts in those areas such as building our core consumables business, possible future acquisitions, the anticipated effects of the acquisition of Jones Group to our net sales performance and pre-tax operating results, our plans to discontinue non-performing consumable products and certain legacy instrument products, the anticipated effects of our recent restructuring program and related accruals, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, and our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the company we recently acquired and successfully capitalize on anticipated synergies and growth opportunities, and the risk that our restructuring programs do not proceed as planned and that we incur unexpected expenses in connection with the implementation thereof. For a further discussion of these and other risks and uncertainties related to our business see the discussion set forth herein under “Additional Factors That May Affect Future Results”.

Item 1.	Business

OVERVIEW

      Argonaut Technologies, Inc. was incorporated in the state of Delaware on November 10, 1994. We are a leader in the development of innovative products designed to help pharmaceutical chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Pharmaceutical, biotechnology and chemical industry organizations worldwide have implemented our solutions to accelerate the development of new chemical entities. Our chemistry consumables products allow scientists to optimize their experiments, purify their materials and yield better compounds than traditional consumable products used for chemical synthesis. Our instrument products enable parallel synthesis of new chemical compounds, allowing chemists to perform multiple experiments under a variety of conditions in much less time than other traditional chemistry development methods would take. Our products automate many of the most labor-intensive steps of chemistry development. By using our chemistry consumables and instrumentation products, research chemists are better equipped to address the increased demand for new lead compounds to address the potential new wealth of biological targets being generated by genomic and biotechnology discoveries.

      We began marketing our first product in 1996. Currently, we market several different instrumentation product lines (instruments and software), and a wide variety of chemistry consumables. Through December 31, 2002, we have sold our products to more than 1,200 customers in the pharmaceutical, biotechnology, life sciences and chemical research industries and have installed nearly 3,000 instruments worldwide.

      In March 2001, we completed the acquisition of Camile Products, LLC, a privately held instrumentation and software company in Indianapolis, Indiana, and renamed this subsidiary Argonaut Technologies Systems, Inc. (“ATSI”).

      In February 2002, we completed the strategic acquisition of Jones Chromatography Limited (and its wholly owned subsidiaries: International Sorbent Technology Limited and Jones Chromatography U.S.A., Inc.), a privately held chemistry consumables and instrument company (“Jones Group”) headquartered in Cardiff, Wales, United Kingdom.

      Our total business is currently unprofitable and consumes cash because of its early stage of development and its limited size and scale. We believe we will be cash flow positive in the fourth quarter of 2003 if we can successfully implement the many elements of our strategy.

INDUSTRY

Background

      The pharmaceutical industry now faces even greater financial pressure to deliver both growth and profitability. One of the most significant issues affecting those drivers is the productivity of research and development (“R&D”) efforts. Specifically, traditional drug discovery efforts have not increased the number of new drug candidates, new genomics-based technologies will take longer to exploit, and cost control initiatives are requiring more scientific output with minimal additional resources. According to the Pharmaceutical Research & Manufacturers of America, R&D spending has more than tripled since 1990 ($30.3 billion vs. $8.4 billion in 1990), 24 new dugs were approved by the FDA in 2001 versus 30 in 1990. This decrease in R&D productivity is further amplified by the fact that drugs generating some $30 billion in U.S. sales are expected to lose U.S. patent protection or other forms of exclusivity over the next four years. With these current realities facing the pharmaceutical industry, there is keen awareness and justification for pharmaceutical companies to improve productivity throughout R&D.

      With the above challenges, and with competition in the pharmaceutical industry increasing, many R&D organizations have been exploring multiple strategies to enhance success rates. Recent completion of the sequencing of the human genome will provide an estimated 5,000 to 10,000 relevant new drug targets over the next ten years, according to the publication, Science. The expected large influx of quality therapeutic targets will require greater efficiency in all stages of chemical discovery and development. Due to the high percentage of failed drug candidates, new strategies utilize small molecules with sufficient protencies to validate a new target before investing time and money on a faulty therapeutic concept. Such demands have driven the development of novel technologies, which enable chemists to produce more relevant compounds at a greater rate than previously possible.

Chemical Discovery and Development

      The process of discovering potential chemicals, which could prove useful as new medicines, involves a number of steps that can best be understood in the context of two phases:

•	Discovery Phase. Discovery is the process by which biologists and chemists organize drug targets identified through biology, including genomics, the study of gene function, and proteomics, the study of protein function, into biological screens. Chemists then test the millions of compounds produced by combinatorial chemistry using high throughput biological screens to identify possible compounds that interact with the drug target.

•	Development Phase. Chemists optimize the pharmacological (potency), pharmacokinetic (availability and specificity) and toxicology (safety) of chemical leads for human testing and approval during the development phase. The development phase can be further broken down into three stages:

•	Lead Identification. During lead identification, chemists evaluate the hundreds of potential lead chemicals that could be drug candidates which may emerge from the discovery phase using a specific process. Chemists perform successive rounds of chemical syntheses to create numerous variants of the drug candidates to find compounds likely to have appropriate drug properties. They then work to optimize these compounds for their biological potency, thus creating lead compounds.

•	Lead Optimization. In pre-clinical development, chemists further refine a limited number of lead compounds into clinical drug candidates by applying additional chemistry methodologies in the pre-clinical development process. During this process, chemists make relatively small changes to the compounds in order to optimize their safety and pharmacokinetic properties.

•	Process Development. During clinical development, chemists test clinical drug candidates in humans to demonstrate their safety and effectiveness, or efficacy. The successful outcome of clinical trails may result in regulatory approval to commercialize the new drug product. During this phase of development, chemists optimize the methods by which they will manufacture much larger quantities of the compound being tested. Manufacturing process development involves optimizing the chemical synthesis process in order to yield much larger quantities of the drug than were needed in the previous development phases. By optimizing and selecting the most effective method of compound synthesis, chemists reduce the cost of synthesis. This may be achieved by reducing the number of products used in synthesis, improving the yield of the desired compound and reducing the time needed for synthesis.

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

Product Purification

      Chemists perform product purification as the third step in chemical synthesis. During this step, the chemist isolates the desired product from its starting materials and various byproducts. Product purification is an integral step in chemical synthesis due to the fact that impurities may interfere in the next chemical transformation or mask a drug’s potency and toxicity. Chemists commonly use column chromatography, which is a tedious technique. This product purification step often takes the chemists days to complete.

Product Analysis

      Chemists perform product analysis as the final step in chemical synthesis. In this step, the chemist confirms that the desired drug has been synthesized and isolated before continuing on in the synthetic pathway or submitting the compound for biological testing. A variety of biological tests are performed on synthesized compounds. In many cases, analytical chemists perform bio-analysis on serum extracts. Bio-analysis supports investigations of compound activity, pharmocokinetics, and toxicity. In recent years HPLC-mass spectroscopy has become a standard tool for performing bio-analysis. Bio-analysis with this tool utilizes serum extracts obtained by sample preparation techniques, e.g., solid phase extraction. Many thousands of bio-analytical samples are generated during the progression of a drug candidate through pre-clinical and clinical trials. Analysis requires a large amount of data collection and is labor-intensive.

      Chemists must repeat this laborious, four-step process until the desired compound is obtained. In the Lead Identification and Lead Optimization phase of a pharmaceutical project, the development of a particular compound could take months and even years to complete before researchers can determine whether the compound has the desired drug properties. In the later stage of Process Development, chemists not only repeat this four-step process for every synthesis, but they must analyze the reaction information to rapidly develop robust, safe, cost effective and a scale-independent process for the production of the new chemical compound.

Limitations of Existing Chemical Development Technologies

      Traditional chemistry development methods have the following limitations:

•	Limited Productivity. Traditional methods are time consuming, inefficient and labor-intensive. Industry experts estimate that chemists can create approximately 100 compounds per year using the traditional approach of performing one reaction at a time. Since it is not economically feasible for customers to employ chemists in the large numbers necessary to take advantage of the thousands of expected drug targets, we believe that efficiency, or throughput in the development phase must increase dramatically.

•	Long Drug Development Timelines. Traditional methods require chemists to synthesize, purify and test compounds one at a time in an inefficient, sequential process. This results in long drug development timelines, which delay product commercialization and reduce the commercial value of the exclusivity period provided by patent protection.

•	High Cost. Traditional methods are expensive due to the time and labor required of a chemist to produce a single compound. In addition, companies utilizing the traditional methods incur the costs associated with the high volumes of solvents and chemicals utilized and the expense associated with their disposal.

•	High Rate of Drug Candidate Failures. Traditional methods limit the number of compounds synthesized, which can lead to companies or chemists selecting sub-optimal drug candidates, often resulting in drug candidate failures. These failures greatly increase the average length of time and cost required to bring a specific drug to market. If a drug candidate fails during clinical trials, a company must incur the time and expense of repeating all of the development steps or face abandoning the project altogether. The cost of a failed candidate increases significantly as it progresses to later stages of the development process.

•	Lack of Flexibility. To date, chemists have lacked flexible tools and systems to easily perform the wide variety of complex experiments required for chemistry development. Instead, chemists have had to repeatedly assemble various components into complicated systems, manually monitor the process and collect critical data to comply with corporate and governmental requirements.

•	Difficulty of Use. The steps required for a chemist to put together an apparatus, perform the reaction, work-up, purification and analysis are cumbersome, time consuming and susceptible to human error. In addition, to design and successfully complete an experiment requires experience to determine the best protocols and methods to use. Therefore, traditional methods require the experience of skilled chemists with many years of training, yet the productivity of those chemists is handicapped by requiring them to spend time on trivial, manual tasks.

      These limitations restrict the ability of chemists in the pharmaceutical industry to efficiently identify and produce new chemical compounds as potential candidates for the large, increasing number of therapeutic targets that are emerging from genomics and proteomics. In order to be competitive in the pharmaceutical industry, we believe that research and development organizations will need to increase productivity, shorten the drug development process and spend where they will get the greatest return on investment, as measured by an increased number of drugs brought to market. We believe that these objectives will be achieved through advances and innovations in chemistry development technologies and tools.

THE ARGONAUT SOLUTION

      We design, manufacture and market chemistry consumables and instrumentation products (instruments and software) that increase the productivity of chemists, thereby accelerating and improving the chemical development process, and therefore, increasing the likelihood of developing a new drug candidate. Our products enable rapid synthesis of a wide range of compounds at a reduced cost. Our products also enable high throughput bio-analytical evaluation of the potential drug candidate against a wide variety of tests to evaluate potency, selectivity, pharmacokinetics (what the body does to the drug) and pharmacodynamics (what the drug does to the body). We design and develop products using extensive customer assessment, validation and testing. We intend to promote our products as the laboratory standard for chemists and the industry standard for companies seeking more efficient methods of addressing their increasing drug development needs. We believe our technology provides the following key benefits over traditional chemistry development methods:

Increased Productivity

      We create products that simplify creation and isolation of compounds. Chemists can create approximately 100 compounds per year using the traditional approach of performing one reaction at a time. The same chemist can create between 1,000 to 7,500 compounds per year using our products to rapidly synthesize and purify large collections of variant compounds around lead candidates. During the course of lead generation and lead optimization the purity of compounds undergoing biological testing is paramount. Our flash chromatography instruments facilitate this process with software selected chromatographic conditions and purified compound collection. We offer the associated columns with a variety of high quality sorbents to achieve purification of the vast majority of compounds. The use of our instruments in conjunction with our columns provides productivity and performance enhancements compared to traditional chromatography.

Reduced Drug Development Timelines

      Our synthesis and purification products enable chemists to focus their research and experimentation on the design of promising lead candidates around a particular target, avoiding the reliance on serendipity. Our purification automation and consumables products speed the critical, time-consuming step of product purification prior to biological testing. Our sample preparation products enable the efficient processing of large sample sets for bio-analytical studies, and therefore, reduce the time to obtain biological test results. By simultaneously producing (synthesizing, purifying and testing) numerous variants of drug candidates, our tools provide more comprehensive and timely information for research management to make critical decisions through out the drug development project.

Reduced Costs

      We believe that our consumable products provide chemists with a wide variety of synthesis and purification methodologies to address the demand to rapidly assemble highly pure compounds in the early stages of chemistry development, dramatically improving their productivity over traditional methods. In addition, by synthesizing more drug candidates, our products provide greater amounts of information and enable our customers to abandon poor drug candidates sooner; thereby eliminating the costs associated with later stage drug candidate failures.

Increase Probability of Success Early in the Development Process

      Our advanced chemistry consumables allow chemists to rapidly synthesize high quality compounds designed according to themes of drug-likeness (drugs with a higher probability of success in humans). This increased attention to physical properties of compounds early in the drug development process will increase the chance for success.

Flexibility

      Our products are flexible and chemists can perform a wide range of chemical reactions, from simple reactions to complex, multi-step reactions. As a result, chemists are able to perform complex and difficult reactions more easily, thereby encouraging innovation on the part of chemists.

Ease of Use

      Our systems are designed to make the labor-intensive steps of performing the synthesis, work-up, purification and product analysis faster and easier for chemists, and can be operated by chemists with minimal product training.

OUR STRATEGY

      Our objective is to become the leading provider of chemistry solutions that accelerate the development of new chemical entities primarily in the pharmaceutical industry. To attain that objective, we will leverage our unique strengths to provide novel, high value tools that improve the productivity of chemists in all stages of chemical development. To ensure that we meet that objective, we have implemented the following strategy:

Focus on the Pharmaceutical Market

      We are focused on the large and fast-growing sector of drug development within the pharmaceutical market. We have targeted leading pharmaceutical, biotechnology and life sciences companies as well as academic institutions for our principal marketing efforts. We believe that these customers provide the greatest opportunity for maximizing the use of our products and that early adoption by these industry leaders and academic institutions will promote wider market acceptance of our products.

Expand Our Chemistry Consumables Business

      We will continue to invest in our proprietary consumables business, which includes synthesis and purification, flash chromatography and bio-analytical products. In 2003, we will concentrate our research and development, and sales and marketing resources on building up this core business and exiting non-performing consumable product areas.

Focus Our Instrument Business on the Process Development Market

      We will focus our instrument business on the needs of pharmaceutical process chemists who are under increased pressure to scale-up the production of new lead candidates to support pre-clinical testing and trials. Leveraging our proprietary Camile TG® software, we will deliver a line of laboratory instrumentation products that address the workflow and reporting requirements of the process chemist in the pharmaceutical industry. Accordingly, we are discontinuing further development and manufacturing of several of our legacy instruments that address the discovery market. However, we will continue to provide service to our instrument customers pursuant to our contractual obligations and to ensure their continued satisfaction.

Continue to Invest in Product Development Collaborations

      We are continuing to invest in collaborations with pharmaceutical companies and technology suppliers to deliver new, novel chemistry solutions to enhance the ability of chemists to rapidly discover and develop new drug candidates. Through these collaborations, we will invest in product development programs that represent a significant advance in technology and that address unmet customer needs. In addition, we intend to selectively in-license and commercialize technology that can enhance our total product portfolio.

Build Global Customer Relationships Through Direct Sales

      Our marketing approach is based on a thorough understanding of our customers’ specific chemistry needs, which we develop through the close interaction of our direct sales and applications support personnel with our customers. Currently, we have 21 sales people and 10 field and service specialists supporting our customers worldwide. We now have a strong, direct presence in the US and the rest of the world which is reflected in our 2002 revenue mix (54% US and 46% international) and which correlates to the global worldwide pharmaceutical research market. With this dedicated team of professionals, we are able to build long term relationships with existing customers, gain access to new accounts and expand into new geographic territories.

Acquire Complementary Businesses

      We may pursue opportunities to expand our core business by acquiring businesses that have technologies or capabilities complementary to ours. In March 2001, we completed the acquisition of ATSI, formerly Camile Products, LLC. In February 2002, we completed the acquisition of the Jones Group. We may acquire additional companies that provide synergistic solutions to our customers’ need to accelerate the chemistry development process. In addition, we may explore our options regarding acquiring distribution channels in specific geographic regions to speed our market penetration.

PRODUCTS

      Argonaut provides chemistry consumables, instrumentation (instruments and software), and services to enable chemists primarily in the pharmaceutical industry to accelerate the chemical development process and to increase the number of successful new chemical entities.

Chemistry Consumables

      Our chemistry consumables products comprise approximately 42% of 2002 net sales. Our high value, chemistry consumables are essential to the challenges associated with lead generation and lead optimization stages of chemistry development. Our products address the increased demand for chemists to make exclusive, novel and high-quality compounds designed according to themes of drug-likeness (drugs with a higher probability of success in humans).

Polymer Reagent and Scavenger Products

      Chemists primarily use our polymer reagents and scavengers products to rapidly assemble collections of highly pure small molecules with the high levels of structural complexity currently in demand in drug discovery. The polymer reagents and scavengers are technologies that enable chemists to markedly improve their productivity in the crucial, multi-step synthesis aspects of generating novel chemical entities and complex drug target molecules. Our Solution Phase Toolboxes and Kits are collections of bound reagents and scavengers that are pre-configured to enable chemists to rapidly optimize traditional work-ups and purification processes.

Solid Phase Extraction

      A potential drug candidate must continually be tested from the lead optimization stage through clinical trials to determine its pharmacological (potency), pharmacokinetic (availability and specificity) and toxicology (safety). Our ISOLUTE® brand of solid phase extraction (“SPE”) products is used by chemists to extract and purify samples to test for compatibility of these essential properties. We manufacture our own sorbents that are subsequently packed into single columns and 96-well high throughput SPE plates. In addition, we manufacture sample processing stations that are designed to simplify the task of processing samples using disposable ISOLUTE extraction products.

Flash Chromatography Purification

      A fast and cost-effective technique for the separation and preparation of complex mixtures, flash chromatography is quickly replacing traditional column chromatography. With the increasing number of organic compounds being produced, there are subsequent demands placed on purification throughput.

Economical and easy to use, our ISOLUTE® Flash Columns provide flexible method development and scale-up options for organic chemists. Pre-packed, high purity polypropylene columns containing ISOLUTE® Flash sorbents, ISOLUTE® Flash chromatography columns are time saving and economical alternatives to traditional self-packed glass columns. The ISOLUTE® Flash columns are disposable, thereby saving time and effort. Moreover, they provide consistent chromatographic reproducibility and uniform flow profiles. All ISOLUTE® Flash columns are fully compatible with the FlashMaster instrument systems.

Instrumentation

      Our instrumentation products comprise approximately 45% of 2002 net sales. Our instrumentation strategy is to focus our products on the needs of chemists in the process development stage who are under increased pressure to rapidly develop robust, safe, cost effective and scale-independent processes for the production of pharmaceuticals. Our products utilize the benefits of automated synthesis guided by software to design, execute and collect data essential to the production of large quantities of the drug candidate for clinical trials.

Endeavor®

      The Endeavor® product brings parallel methodology to catalyst discovery and screening. The process chemist can run eight individual pressurized, gaseous reactions simultaneously, while monitoring gas consumption in each reaction vessel. Based on technology developed by Symyx Technologies, Endeavor® is used for polymerization, hydrogenation and catalyst screening which are essential to the drug development process.

Advantage SeriesTM 2050 manual chemistry synthesizer

      The Advantage SeriesTM 2050 manual chemistry synthesizer is an easy to use, bench top synthesizer that enables the individual process chemist to conduct quick, exploratory, parallel reaction experiments at different temperatures. This instrument is a compact system with five reaction vessels and individual temperature control allowing simultaneous use of a wide range of chemical reagents to more efficiently optimize reaction processes.

Advantage SeriesTM 3400 process chemistry workstation

      During 2003, we launched the Advantage SeriesTM 3400 process chemistry workstation, a new product from the Pfizer and ICI consortium. The Advantage SeriesTM 3400 process chemistry workstation is used by process chemists who need a reproducible and reliable means to scale-up production of lead compounds for clinical trials. It is a multi-reactor system designed to automate, capture and document the process chemistry workflow. Data is recorded in an easy to use format that both chemistry departments and individuals can use. The reporting functions are designed to meet the scale-up needs of departmental review, data archiving and FDA referencing. This product is important to our ability to increase revenues in 2003 and beyond. Our failure to achieve our anticipated levels of revenues for this product will harm our ability to achieve our financial goals during 2003.

Advantage SeriesTM 4100 process scale-up reactor

      The Advantage SeriesTM 4100 process scale-up reactor is a fully automated, integrated batch reactor used for computer-controlled production of intermediate quantities of pharmaceutical compounds. As an automated system it simplifies scale-up work by allowing chemists to program and control reaction conditions such as temperature, reagent additions and rates using a single computer interface. The Advantage SeriesTM 4100 process scale-up reactor uses real-time feedback from analytical devices to automatically obtain optimum reaction conditions as well as to work at greater levels of lab safety.

FlashmasterTM flash chromatography systems

      Our FlashmasterTM family of products is used for a variety of purification applications and fully utilizes the advantages of our FlashmasterTM column consumables. The systems offered range from low cost single-user purification systems, to high throughput parallel purification systems, and a fully automated software controlled system.

Services

      We provide a variety of services for our customers, which include integration services, contract research and development services, installation of instruments, instrument warranty services and instrument preventative maintenance programs. Services comprise approximately 13% of our 2002 net sales. Our integration services focus on creating customer specific modifications for the chemists who have unique requirements for the Advantage SeriesTM 4100 process scale-up reactor.

PRODUCT DEVELOPMENT STRATEGY

      Our product development strategy is to combine our expertise in chemistry and engineering with an understanding of the needs of our market to rapidly design, validate and launch products that fulfill these needs. To understand market needs, we often form product development teams with our customers. Through this process of forming product development consortia and other strategic collaborations with our customers, we have developed innovative products with the benefit of extensive customer input, validation and testing prior to commercial introduction.

      Our product development consortia are non-exclusive arrangements in which we bring together several companies who share the need to solve a common problem. We meet with consortium members on a regular basis during the product development process to review product definition, specifications, progress, validation and testing. We may give consortium members prototypes for use in their research programs and we incorporate their feedback into the final product. Members typically pay a non-refundable participation fee, pay development fees based on achieved milestones, and may receive discounts on initial early commercial products. By participating in our consortia, and becoming familiar with the performance and operating characteristics of the product, we believe that members can achieve a nine-month to one-year competitive advantage in using the new technology we develop. Consortium members often become the initial references during the product development phase and initial customers upon our commercialization of the product. We have used the consortium approach to develop five instruments and several reagents. The most recent consortium was comprised of two major companies, Pfizer Inc. and ICI, PLC, and was established with the goal of developing a state-of-the-art, multi-channel synthesizer for chemical process scale-up and production. As a result of the consortia efforts, Argonaut released the Advantage SeriesTM 3400 process chemistry workstation.

      Through our collaborations, we frequently in-license technology that we believe has significant potential for commercialization. Typically, our partner will have developed and tested a concept to the prototype level. We further develop and enhance the prototype into a commercially viable product. Our contributions include design for manufacturing, cost reduction, safety and code compliance and ease of use issues. Our partner may receive royalties on sales of the final product, or other commercial consideration, in recognition of their technology contribution.

      We used this approach with the EndeavorTM product, which we developed in collaboration with Symyx Technologies (“Symyx”). In August 1999, we entered into a license and supply agreement, which was extended in January 2002, with Symyx related to technology used in the Endeavor product. The agreement was further expanded and modified in August 2002. Under the new agreement, we have licensed both exclusive and non-exclusive worldwide rights under a broader collection of Symyx patents than was available under the initial agreement. The new agreement provides Argonaut with a fully paid up license for the life of the issued and pending licensed patents. In conjunction with the signing of this agreement, Argonaut made a one-time payment to Symyx, and Symyx will receive no further royalties or payments from Argonaut in connection with this license agreement.

      In October 2001, we entered into a multi-year research and development agreement with Pfizer Inc. to assess and develop new technologies and instrument systems relevant to Pfizer Global Research & Development programs. Under the terms of the agreement, Pfizer will fund Argonaut’s assessment and development efforts related to the new tools. Argonaut will have exclusive rights to commercialize technologies developed within the collaboration. Also, in August 2002 GlaxoSmithKline (“GSK”) joined Pfizer in the formation of a multi-year research program in which Argonaut will assess, develop and validate for future commercialization, a novel instrument system to substantially accelerate the development and synthesis of new chemical compounds. Under the terms of the agreement, GSK and Pfizer will fund a significant portion of Argonaut’s development efforts and Argonaut will retain exclusive commercial rights to the technologies and systems developed within the program.

      Company sponsored research and development activities totaled approximately $4.6 million, $7.1 million, and $5.1 million for the years 2002, 2001 and 2000, respectively. Customer sponsored research and development activities totaled approximately $999,000 for 2002. Customer sponsored research and development was zero for the years 2001 and 2000.

CUSTOMERS

      Our customers consist of a broad range of companies in the pharmaceutical, life sciences, biotechnology and chemical industries, as well as academic institutions and other research organizations. Through December 31, 2002, we have sold our products to more than 1,200 customers and, we have installed nearly 3,000 instruments worldwide. Our leading customers include:

Abbott Laboratories	E.I. Dupont	Novartis Pharmaceuticals
Amgen, Inc.	Eli Lilly and Company	Ortho-McNeil Pharmaceuticals
Arqule, Inc.	GlaxoSmithKline	Pfizer, Inc.
Array Biopharmaceuticals	Merck & Company	Pharmacia & Upjohn Company
AstraZeneca	Monsanto Company	Procter & Gamble Pharmaceuticals

      Sales by geographic region and market for fiscal years 2002, 2001 and 2000 are represented in Note 12 to the Consolidated Financial Statements.

      No single customer accounted for more than 10% of our revenue during fiscal years 2002, 2001 and 2000.

SALES, MARKETING AND SERVICE

      We base our sales strategy on understanding our customers’ needs, recommending solutions and ensuring successful implementation of that solution in our customers’ research laboratories. Our approach is designed to achieve customer satisfaction and build a long-term working relationship with our customer.

      Currently, our direct sales, marketing and service organization include 60 full-time employees located in North America, Europe and Japan. Our team of professionals is comprised of senior account-oriented sales people, application chemists, service engineers, telesales people and marketing specialists who sell directly to our customers worldwide. We have over 20 sales professionals with experience in selling high technology products to the scientific industry. In addition to their academic expertise, the industrial laboratory experience of our sales professionals is essential to their ability to understand our customers’ needs. We have application chemists and service engineers with expertise in both chemistry and engineering to support our customers worldwide. We have professional marketing communication specialists located in the United States and the United Kingdom dedicated to providing local marketing programs.

      We use distributors to provide local sales and marketing in some 15 foreign countries, including China, Australia, Korea, Eastern Europe, Finland, Sweden, Denmark, Italy and Spain. In these countries, we seek to maintain close contact with our customers and potential customers by providing application and service support through our worldwide marketing organization. We have developed scientific seminars to educate and train our customers. We conduct on-site seminars in the use of our chemistry reagents and purification products, referencing important scientific publications and research that validate their successful usage.

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

MANUFACTURING

      A series of qualified outside suppliers manufacture important components of our instruments and reagents to our specifications. Our suppliers then deliver the finished product to us for final quality assurance testing. The space available at our manufacturing facilities will accommodate the current and near-term production levels. All products are assembled and tested by qualified personnel at our manufacturing sites in Foster City, California and Cardiff, Wales, United Kingdom.

      Our instrument manufacturing staff is comprised of skilled manufacturing engineers, material procurement, assembly and test personnel, which are closely integrated with our product development group. We focus these resources on the rapid development of manufacturing processes and methods, selecting suppliers to minimize the requirements for inspecting, stocking and testing of components during the manufacturing process.

      Our chemistry organization develops, validates, documents and initially manufactures our reagents and functional silica products at our sites in Foster City, California and Cardiff, Wales, United Kingdom. Our Cardiff facility has modern automation equipment for the packaging of our sample preparation and flash columns into a variety of formats, including columns and plates. During reagent development, we qualify outside manufacturers, known as toll manufacturers, so that we can outsource production as demand and volume increase.

INTELLECTUAL PROPERTY

      As of December 31, 2002, we owned a patent portfolio of eight issued U.S. patents and one issued foreign patent as well as several pending U.S. patent applications. Corresponding foreign patent applications have been filed in a number of countries. Of these issued patents, five U.S. patents relate to the reactor and fluidics technology incorporated into our instruments. Several of our patent applications relate to this technology and others relate to our reagent technologies. We intend to continue to file patent applications covering any new inventions incorporated into our products and technologies as appropriate. In addition, we rely upon copyright protection as well as trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our success will depend in part upon our ability to obtain patent protection for our products and technologies, to preserve our copyrights and trade secrets, and to operate without infringing on the proprietary rights of third parties. Our issued patents expire between 2018 and 2021.

      We have an exclusive license from Symyx Technologies relating to technology incorporated in our Endeavor product. We have a non-exclusive license to certain other Symyx patents based on an agreement in August 2002. The exclusive and non-exclusive portions of the license are in perpetuity.

BACKLOG

      Manufacturing turnaround time has generally been sufficiently short so as to permit us to manufacture to fill orders for most of our products, which helps to limit our inventory costs. Due to generally short time period between order and shipment and occasional customer changes in delivery schedules, we do not believe that our backlog, as of any particular date, is an accurate indicator of actual net sales for any future period. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months. The value of the backlog as of December 31, 2002 was approximately $2.7 million, not including deferred revenue from contract research and development agreements.

COMPETITION

      We anticipate that competition will come primarily from companies providing products based on traditional chemistry methods as well as companies that offer competing products based on alternative technologies. In order to compete effectively, we will need to demonstrate the advantages of our products over well-established traditional chemistry methods and alternative technologies and products. We will also need to demonstrate the potential economic value of our products relative to traditional chemistry methods and alternative technologies and products. Some of the companies that provide products that compete with ours include Mettler-Toledo AG, Biotage, Isco, Inc., HEL, Nova Biochem, Polymer Laboratories and several smaller instrument and reagent companies.

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

EMPLOYEES

      As of December 31, 2002, we had approximately 215 employees worldwide. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

      Our principal executive offices are located at 1101 Chess Drive, Foster City, CA 94404, and our main telephone number is (650) 655-4200. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all amendments to these reports, free of charge, on our website at http://www.argotech.com as soon as reasonably practicable after such filings are electronically filed with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2.     Properties

     Facilities

      We occupy approximately 32,000 combined square feet of leased office space and research facilities in Foster City, California. These facilities serve as the base for our marketing and product support operations, research and development, manufacturing and administration activities. We have leased substantially all of our space through the second quarter of 2004. In addition, we lease approximately 13,400 square feet of office space in Indianapolis, Indiana, 1,880 square feet of research in Tucson, Arizona, 2,200 square feet of office space in Midland, Michigan, and 200 square meters of office space in Tokyo, Japan. These offices are the base operations for our sales and support groups in the respective regions. We also own approximately 50,000 combined square feet in two facilities located near Cardiff, United Kingdom. The facilities serve as the base of operations for marketing and product support operations, research and development, manufacturing and administration for our European based activities. We believe that our existing facilities are adequate for the present and that additional space will be available as needed.

Item 3.     Legal Proceedings

      From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-K, we are not a party to any litigation that we believe could reasonably be expected to harm our business or results of operations in any material respects.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

     Price Range of Common Stock

	2002		2001
	Sales Price		Sales Price

	High	Low	High	Low

First Quarter	$4.22	$2.22	$10.81	$5.13
Second Quarter	3.05	1.01	7.38	4.20
Third Quarter	1.13	0.51	5.85	2.65
Fourth Quarter	1.04	0.55	4.49	2.35

      Our common stock was quoted on the Nasdaq Stock Market’s National Market under the symbol “AGNT” since our initial public offering on July 19, 2000 until December 4, 2002. Since December 4, 2002 our common stock has been quoted on the Nasdaq Stock Market’s SmallCap Market under the same symbol. Prior to July 19, 2000, there was no public market for our stock. The preceding table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market’s National Market or the Nasdaq SmallCap Market for the periods indicated.

     Dividend Policy

      We have not paid any cash dividends to date and do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

     Holders of Common Stock

      As of February 28, 2003, there were 156 holders of record of our common stock.

     Issuance of Unregistered Common Stock

      On February 20, 2002, the Company issued 572,152 shares of unregistered common stock in connection with the acquisition of the Jones Group. The total consideration was approximately $1.8 million, or $3.1967 per share.

      On March 1, 2001, the Company issued 666,667 shares of unregistered common stock in connection with the acquisition of ATSI. The total consideration was approximately $4.7 million, or $7.00 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available For
	Number of Securities		Future Issuance Under
	to be Issued	Weighted-Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,062,132	$2.75	1,346,761
Equity compensation plans not approved by security holders	—	—	—

Total	4,062,132	$2.75	1,346,761

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

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands except per share data)
Statements of Operations Data:
Net sales	$26,317	$17,063	$17,449	$10,558	$12,076
Costs and expenses:
Cost of sales	15,004	9,431	7,994	4,689	5,608
Research and development	5,627	7,089	5,057	4,180	4,922
Selling, general and administrative	17,453	16,686	13,819	9,125	7,108
Amortization of goodwill and purchased intangible assets	735	1,157	—	—	—
Acquired in-process research and development	—	270	—	—	—

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands except per share data)
Restructuring charges	1,802	384	—	—	—
Impairment charge	—	5,520	—	—	—

Total costs and expenses	40,621	40,537	26,870	17,994	17,638

Loss from operations	(14,304)	(23,474)	(9,421)	(7,436)	(5,562)
Interest and other income (expenses), net	663	2,679	1,900	(167)	(94)

Net loss before provision for income taxes	(13,641)	(20,795)	(7,521)	(7,603)	(5,656)
Provision for income taxes	(217)	—	—	—	—

Net loss	$(13,858)	$(20,795)	$(7,521)	$(7,603)	$(5,656)

Net loss per common share, basic & diluted	$(0.70)	$(1.09)	$(0.79)	$(3.55)	$(3.31)

Weighted-average shares used in computing net loss per common share, basic and diluted	19,876	19,048	9,538	2,142	1,710

Pro forma net loss per common share, basic and diluted			$(0.50)	$(0.68)

Weighted-average shares used in computing pro forma net loss per common share, basic and diluted			15,009	11,263

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheets Data:
Cash, cash equivalents and short-term investments	$26,894	$57,632	$73,372	$11,073	$2,261
Working capital	31,001	58,292	76,131	9,061	3,115
Total assets	72,373	71,772	83,032	19,080	9,363
Long-term obligations, less current portion	12,334	—	180	1,859	4,147
Accumulated deficit	(69,092)	(55,234)	(34,439)	(26,918)	(19,315)
Total stockholders’ equity	52,513	63,764	77,720	9,048	865

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This annual report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, our ability to be cash flow positive in the fourth quarter of 2003, research and development activities and sales and marketing initiatives such as our plan to concentrate our efforts in those areas such as building our core consumables business, possible future acquisitions, the anticipated effects of the acquisition of Jones Group to our net sales performance and pre-tax operating results, our plans to discontinue non-performing consumable products and certain legacy instrument products, the anticipated effects of our recent restructuring program and related accruals, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, and our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the company we recently acquired and successfully capitalize on anticipated synergies and growth opportunities, and the risk that our restructuring programs do not proceed as planned and that we incur unexpected expenses in connection with the implementation thereof. For a further discussion of these and other risks and uncertainties related to our business see the discussion set forth herein under “Additional Factors That May Affect Future Results”.

Overview

      Argonaut develops innovative products designed to help pharmaceutical and other chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our chemistry consumable products, instrumentation products and services. We commenced commercial shipment of our first generation instrument in 1996, the Quest product line in 1997, the Trident product line in 1998 and the Surveyor and the Endeavor product lines in 2000. Revenue from sales of our instrument products is recognized when delivery and installation of the product is complete. We also derive revenues from the sale of reagents and other instrument related consumables, as well as revenues derived from products and integration services and the sale of instruments and consumables products of Jones Chromatography Limited (“Jones Group”), which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization.

      Since our inception, we have incurred significant losses and, as of December 31, 2002, we had an accumulated deficit of $69.1 million. We believe we will be cash flow positive in the fourth quarter of 2003 if we can achieve the many elements of our 2003 business plan and overcome the many risks detailed in Item 7.

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

      In the transaction, the stockholders of JCL exchanged all of their respective shares of JCL’s stock for (i) cash in an aggregate amount of £3,825,000 ($5,431,500), (ii) 572,152 shares of unregistered Argonaut Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10,863,000). Including transactions costs of approximately $0.9 million, the aggregate purchase price was approximately $19.0 million, valued as of the closing of the transaction. The notes payable, which are redeemable for cash over a two year period following the closing date, are guaranteed by Barclays Bank PLC. Under the terms of the Share Purchase Agreement, notes payable in the aggregate principal amount of £2,550,000 ($3.6 million) will be held in escrow until February 20, 2004, the second anniversary of the closing date, and may be used to satisfy certain indemnification obligations, if any, of the principal JCL shareholders. In addition, certain employees of the Jones Group remaining as employees after the transaction have received stock options to purchase an aggregate 349,800 shares of Argonaut’s Common Stock at an exercise price of $3.1967 per share.

      Immediately prior to the acquisition of the Jones Group by the Company, the shareholders of JCL effected a series of transactions whereby JCL acquired all of the shares in the capital of IST and JCI which were not previously held by JCL.

Restructuring charges

      In the fourth quarter of 2001, the Company announced a restructuring program to downsize our organizational structure in order to reduce operating expenses and improve workforce processes and efficiencies. As a result, the Company recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of our workforce by 22 employees and expenses of $22,000 for abandonment of excess equipment. The restructuring program was expected to yield cash savings of approximately $3.4 million annually, beginning in fiscal 2002. These savings largely relate to reduced employee-related costs and were expected to be realized primarily in operating expenses. At December 31, 2002, all 22 employees had been terminated and the accrued restructuring liability was zero. For the twelve-month period ended December 31, 2002, cash payments related to the restructuring program were $342,000.

      On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ending September 30, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. The restructuring program is estimated to result in annualized savings of approximately $3.0 million beginning in fiscal 2003, realized primarily in reduced operating costs as a result of reduced employee-related costs. At December 31, 2002, 20 of the 44 employees had been terminated and the accrued restructuring liability was $877,000. During 2002, cash payments related to the 2002 restructuring program were $242,000. Remaining cash expenditures relating to workforce reduction and other related charges will be paid through the first quarter of fiscal 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2004.

Critical Accounting Policies

      We consider certain accounting policies related to revenue recognition, allowance for doubtful accounts, impairment of investments, inventory adjustments, warranty liabilities, restructuring charge, purchase accounting, impairment of long-lived assets, income tax and stock compensation to be critical policies due to the estimation processes involved in each.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

      For each arrangement, we determine whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility is reasonably assured and fees are fixed or determinable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met.

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

Services Revenue

      Maintenance contract revenue, including revenue for extended warranties, is recognized ratably over the contractual period; training, contract research and development, and other services revenue is recognized as the services are rendered.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the composition of our accounts receivable aging and evaluating individual customer receivables, considering our customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Investments

      Investments are classified as available-for-sale and recorded at fair value. Unrealized investment gains and losses are reflected in stockholders’ equity. Investment income is recorded when earned, and capital gains and losses are recognized when investments are sold. Investments are reviewed periodically to determine if they have suffered an impairment of value that is considered other than temporary. If investments are determined to be impaired, a capital loss is recognized at the date of determination.

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

Restructuring

      During fiscal years 2002 and 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs, related abandonment of excess equipment, the abandonment of excess leased facilities, and other related charges. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

Purchase Accounting

      In June 2001, the Financing Accounting Standards Board issued SFAS 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. We accounted for the acquisitions of ATSI and Jones Group under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed were recorded at their respective fair values. The recorded values of assets and liabilities were based on third-party estimates and valuations. The remaining values were based on our judgments and estimates, and accordingly, the Company’s consolidated financial position or results of operations may be affected by changes in estimates and judgments.

Amortization of Goodwill and Other Purchased Intangibles

      In June 2001, the Financing Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      The Company adopted SFAS 142 on January 1, 2002. The Company reclassified $763,000 of identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tested for goodwill and indefinite lived intangible assets impairment using a two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company performed the first step of the required impairment test of goodwill and indefinite lived intangible assets in the second quarter of fiscal 2002, determining that no impairment was indicated.

      The Company performed the annual test for impairment of intangible assets with indefinite lives as prescribed by SFAS 142 during the fourth quarter of fiscal 2002, determining that no impairment was indicated. The Company determined the fair value of intangible assets with indefinite lives based on a present value analysis of the discounted future cash flows.

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

Stock Compensation

      Deferred stock compensation is the difference between the exercise price of the options and the fair value of the common stock at the date of grant. The fair value was determined based on the business factors underlying the value of our common stock on the date of grant viewed in light of our initial public offering in July 2000 and the anticipated initial public offering price per share. The deferred stock compensation was recorded as a component of stockholders’ equity and is being amortized over the vesting periods of the options, generally four years, using the graded vesting method. We recorded deferred stock compensation of approximately $2.8 million in the year ended December 31, 2000 in connection with the grant of stock options to employees. We have recorded amortization of deferred stock compensation of approximately $222,000, $1.6 million, and $2.9 million in the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, we had a total of approximately $74,000 to be amortized over the remaining vesting period of the options.

      We also recorded stock compensation of $49,000, $137,000 and $617,000 for the years ended December 31, 2002, 2001 and 2000, respectively, in connection with options granted to consultants. These options are periodically re-measured as they vest, in accordance with Emerging Issues Task Force No. 96-18.

Comparative Results of Operations

Years Ended December 31, 2002 and 2001

      Operating results for the year ended December 31, 2002 include Jones Group since February 21, 2002.

Net Sales

      Net sales in 2002 were $26.3 million compared to $17.1 million in 2001, a growth of 54%. For 2002, instrument sales comprised approximately 45% of net sales, chemistry consumables sales comprised approximately 42% of net sales, and service, integration services and contract research and development (“R&D”) together comprised approximately 13% of net sales. Instrument sales were $11.9 million in 2002 versus $11.2 million in 2001, a growth of approximately 7%. Chemistry consumables sales were $11.1 million in 2002 versus $4.1 million in 2001, a growth of 169%. The substantial growth in chemistry consumables products is primarily attributable to the acquisition of the Jones Group.

Cost of Sales

      Cost of sales, comprised of cost of products and cost of services was $15.0 million in 2002 versus $9.4 million in 2001. The increase in cost of sales is primarily due to the higher sales volume and a special charge related to the write-off of excess and obsolete inventory of approximately $765,000 recorded based on the Company’s decision to discontinue active selling of certain products as a component of a broader restructuring plan. Gross margin as a percent of sales was 43% for 2002 compared to 45% in 2001. Excluding the charges related to the write-off of excess and obsolete inventory recorded in the third quarter, and the dilutive effect of contract research and development, gross margin as a percent of sales would have been 47% in 2002 compared to 45% for 2001. Year over year improvement in gross margin percentage is primarily attributable to the combined effects of reduced manufacturing spending due to restructuring and shifts in product mix resulting from the acquisition of the Jones Group.

Research and Development Expenses

      Research and development expenses decreased to $5.6 million in 2002 compared to $7.1 million in 2001, a decrease of 21%. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. The decrease was primarily attributable to lower personnel costs resulting from the effects of the restructuring programs initiated in the third quarter of 2002 and the fourth quarter of 2001, and reduced stock-based compensation expenses, offset by approximately $360,000 due to the addition of the Jones Group. Stock-based compensation expenses related to research and development decreased by $458,000 for 2002 as compared to 2001. For the year ended December 31, 2002, stock-based compensation expense was $145,000 versus $603,000 for the same period in 2001.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $17.5 million in 2002 from $16.7 million in 2001. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The increase was primarily attributable to approximately $3.7 million of additional expenses for the Jones Group, acquired on February 20, 2002, and therefore, not reflected in the prior year, offset by the effect of the restructuring efforts initiated in the third quarter of 2002 and the fourth quarter of 2001, and reduced stock-based compensation charges. Stock-based compensation expenses related to selling, general and administration decreased by $961,000 for 2002, as compared to 2001. For the year ended December 31, 2002, stock-based compensation expense was $126,000 versus $1.1 million in 2001.

Amortization of Purchased Intangible Assets and Acquired In-Process Research & Development

      On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, more frequently if certain indicators are present. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As of December 31, 2002, the Company had $10.2 million in goodwill and intangible assets that have an indefinite useful life, and thus, no amortization expense was recorded for these assets during the year ended December 31, 2002. Amortization of goodwill arising from acquisitions accounted for $827,000 in the year ended December 31, 2001. For the year ended December 31, 2002, the Company recorded amortization of purchased intangibles of $735,000 related to the March 1, 2001 acquisition of ATSI and the February 20, 2002 acquisition of Jones Group compared to $1.2 million in the same period of 2001. The Company recorded in-process research and development expense of $270,000 for the year ended December 31, 2001, relating to ATSI, and no such charges were incurred in 2002.

Restructuring Charge

      On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. At December 31, 2002, 20 of the 44 employees had been terminated and the accrued restructuring charge was $877,000. For the year ended December 31, 2002, cash payments related to the restructuring program were $242,000.

Interest and Other Income (Expense), Net

      Interest and other income decreased to $1.2 million for the year ended December 31, 2002 as compared to $2.9 million for the same period in 2001, primarily because of lower average balances of invested cash, cash equivalents, and short-term investments and reduced interest rates consistent with the overall interest rate decline of high quality short term investments. Interest and other expenses was $528,000 for the year ended December 31, 2002 compared to $235,000 in the same period in 2001 primarily due to the interest associated with the notes payable for the Jones Group acquisition.

Provision for Income Taxes

      As of December 31, 2002, we had federal net operating loss and research credit carryforwards of approximately $49.0 million and $900,000, respectively, which expire on various dates between 2011 and 2022. Utilization of our net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. The Company recorded a provision for foreign income taxes of approximately $217,000 to record primarily the UK corporate tax liability of Jones Group for the year ended December 31, 2002.

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

Research and Development Expenses

      Research and development (“R&D”) expenses increased to $7.1 million in 2001 from $5.1 million in 2000. Approximately $1.0 million of this increase is attributable to additional R&D personnel, facility expenses and other related spending in connection with ATSI. We incurred additional spending for outside professional services related to process improvement initiatives targeted at redesigning our product development processes. As a partial offset to these expenses, stock-based compensation expense was approximately $588,000 less in 2001 compared to 2000.

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

Impairment Charge, Amortization of Goodwill and Other Purchased Intangibles

      Amortization of goodwill and other purchased intangible assets was $1.2 million for fiscal 2001 representing the amortization of intangible assets recorded in connection with our acquisition of ATSI on March 1, 2001. Goodwill and other purchased intangible assets were preliminarily amortized based on estimated useful lives of 10 years. At December 31, 2001, the purchase price allocation was finalized, resulting in modifications to the estimated useful lives of the individual intangible assets. Until the adoption of FAS 142 at January 1, 2002, goodwill was amortized over 10 years. Other purchased intangible assets are amortized over 3 to 10 years.

      In 2001, in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), we reviewed long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.

      Downturns in the pharmaceutical, biotechnology and chemical industries had negatively impacted the forecasted revenues and expected cash flows from ATSI. The comparison of the undiscounted expected future cash flows to the carrying amount of the related purchased intangible assets resulted in an impairment of the assets acquired, and a write-down of these assets of approximately $5.5 million during our fourth quarter of fiscal 2001, in accordance with our policy.

Acquired In-Process Research and Development Expense

      During fiscal 2001, we recorded $270,000 of acquired in-process research and development (“IPR&D”) resulting from the acquisition of ATSI. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for IPR&D that may cause fluctuations in our quarterly or annual operating results. Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by ATSI concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

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

Restructuring Charge

      In the fourth quarter of fiscal 2001, we announced a restructuring program to downsize our organizational structure in order to reduce operating expenses and improve workforce processes and efficiencies. As a result, we recorded a charge of $384,000, which included termination benefits and related expenses of $362,000 related to a reduction of our workforce by 23 employees and expenses of $22,000 for abandonment of excess equipment. Remaining cash expenditures relating to workforce reduction were paid in the first two quarters of fiscal 2002. The restructuring program was expected to yield cash savings of approximately $3.4 million annually, beginning in fiscal 2002. These savings largely relate to reduced employee-related costs and were expected to be realized primarily in operating expenses.

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

Liquidity and Capital Resources

      As of December 31, 2002, the Company had cash, cash equivalents, short-term investments and restricted cash of $39.2 million compared to $57.6 million at December 31, 2001. The decrease was primarily due to the use of $6.5 million in connection with the purchase of the Jones Group and related expenses, approximately $342,000 in cash payments related to the restructuring initiated in the fourth quarter of 2001, approximately $242,000 in cash payments related to the restructuring activities initiated in the third quarter of 2002, and approximately $10.4 million used in other general operating activities. The restricted cash amount is denominated in British Pounds Sterling and represents the cash used to secure the notes payable of £7,650,000 ($10.9 million) as purchase consideration in the acquisition of Jones Group. The notes are payable over two years carrying an initial interest rate of 3.9% per annum for the twelve month period commencing on the date of note issuance, payable quarterly.

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

      Net cash provided by investing activities totaled $14.0 million in 2002 versus net cash used in investing activities of $11.3 million in 2001. The change in 2002 was primarily attributable to the use of $6.5 million in connection with the purchase of the Jones Group, the use of $10.9 million as collateral for the notes payable portion of the Jones Group acquisition, offset by the proceeds generated from the sale and maturity of short-term investments which provide cash to fund the Company’s ongoing operating activities.

      On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. At December 31, 2002, the Company had repurchased 50,000 shares of outstanding common stock at an average price of $0.93 per share.

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

      The following summarizes the Company’s contractual cash obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due By Period:

		Less Than	1 to 3	4 to 5
Contractual Obligations	Total	1 Year	Years	Years

Notes payable (Jones Group)	$12,327	$—	$12,327	$—
Capital lease obligations	95	88	7	—
Operating lease obligations	1,592	990	602	—

Total contractual cash obligations	$14,014	$1,078	$12,936	$—

Factors That May Affect Our Future Results

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

      We have incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2002, we had an accumulated deficit of $69.1 million and we recorded net losses of $13.9 million for the twelve-month period ended December 31, 2002. Although we expect to become cash flow positive in the fourth quarter of 2003, we expect to continue to incur operating and net losses during 2003 and we may never generate positive cash flows.

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

              If our products do not become widely used in the pharmaceutical, biotechnology, life sciences and chemical industries, it is unlikely that we will ever become profitable.

      Pharmaceutical, biotechnology, life sciences and chemical organizations have historically performed chemistry development using traditional laboratory methods. To date, our products have not been widely adopted by these industries. The commercial success of our products will depend upon the adoption of these products as a method to develop chemical compounds for these industries. In order to be successful, our products must meet the performance and pricing requirements for chemistry development within the pharmaceutical, biotechnology, life sciences and chemical industries. Market acceptance will depend on many factors, including our ability to:

•	Convince prospective customers that our products are a cost-effective alternative to traditional methods and other technologies that may be introduced for chemistry development.

•	Convince prospective customers that our products provide the same or enhanced quality and accuracy as compared with traditional methods and other new technologies that may be developed.

•	Manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

•	Install and service sufficient numbers of our instruments, particularly new instruments such as the Advantage SeriesTM 3400 process chemistry workstation.

      If we cannot achieve these objectives, our products will not gain market acceptance.

We face risks associated with past and future acquisitions.

      Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have acquired complementary businesses and may choose to acquire others in the future. We completed our acquisition of ATSI in March 2001 and Jones Group in February 2002. During 2002, we made significant progress integrating the Jones Group business; however, we continue to have remaining integration activities and projects. Our failure to completely and successfully integrate this business may materially affect our business going forward.

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

      We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, including both our current research collaboration with Pfizer and GSK and our product development consortium with Pfizer and ICI, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products. During 2003, we will be launching a new product from the Pfizer and ICI consortium, the Advantage Series™ 3400 workstation, and this product is important to our ability to increase revenues in 2003 and beyond. Our failure to achieve our anticipated levels of revenues for this product will harm our ability to achieve our financial goals during 2003.

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

The capital spending policies of pharmaceutical, biotechnology, life sciences and other chemical research organizations have a significant effect on the demand for our instruments.

      We market our products to and receive our revenues principally from pharmaceutical, biotechnology, life sciences and other chemical research organizations, and the capital spending policies of these entities can have a significant effect on the demand for our instruments. These policies are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research equipment and the policies regarding capital expenditures. In particular, the volatility of the public stock market for biotechnology and related companies has at certain times significantly impacted their ability to raise capital, which has directly affected their capital spending budgets. In addition, continued

consolidation within these industries will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. Any decrease or delay in capital spending by life sciences companies could cause our revenues to decline and harm our profitability.

In order to be successful, we must recruit, retain and motivate key employees, and failure to do so could seriously harm us.

      In order to be successful, we must recruit, retain and motivate executives and other key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified technical personnel. Attracting and retaining qualified sales representatives is also critical to our future. Experienced management and technical, marketing and support personnel in the chemistry instrumentation and consumables industry are in high demand and competition for their talents is intense, although the slowing economic situation during 2002 has moderated somewhat this demand and competition for talent. The loss of key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on Argonaut’s strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty. Changes in management may be disruptive to our business and may result in the departure of existing employees, customers and/or research collaborators. It may take significant time to locate, retain and integrate qualified management personnel.

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

Because we outsource our instrument component, chemical intermediates and product manufacturing, our ability to produce and supply our products could be impaired.

      We outsource most of the production of components of our instruments to vendors. We also outsource significant quantities of our high volume chemical intermediates for our consumables products. Our reliance on our outside vendors exposes us to risks including:

•	the possibility that one or more of our vendors could terminate their services at any time without notice;

•	reduced control over pricing, quality and timely delivery, due to the difficulties in switching to alternative vendors; and

•	the potential delays and expenses of seeking alternative sources of manufacturing services.

      Consequently, in the event that components from our suppliers or work performed by our vendors are delayed or interrupted for any reason, our ability to produce and deliver our products in sufficient quantities and at acceptable costs would decline. Additionally, certain components are provided by a single source. The effect of a disruption of delivery of those single source components could impact our ability to deliver product to our customers.

We are exposed to fluctuations in the exchange rates of foreign currency.

      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Approximately 46% of our net sales are exposed to foreign currency risk. Approximately 28% of our operating expenses are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. The use of the Euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

      Our business is subject to the effects of general economic conditions in the United States, the United Kingdom and globally, and, in particular, market conditions in the pharmaceutical, biotechnology, life sciences and chemical industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

The life sciences industry is highly competitive and subject to rapid technological change, and we may not have the resources necessary to successfully compete.

      We compete with companies worldwide that are engaged in the development and production of similar products. We face competition primarily from the following three sectors:

•	companies marketing conventional products based on traditional chemistry methodologies, such as Biotage (a subsidiary of Dyax Corp.) and Isco, Inc.

•	pharmaceutical companies developing their own instruments; and

•	companies marketing products based upon parallel synthesis and other innovative technologies, such as Mettler-Toledo AG and several smaller instrument and reagent companies.

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

      We will need to develop new applications for our products to remain competitive. Our present or future products could be rendered obsolete or uneconomical by technological advances of one or more of our current or future competitors. In addition, the introduction or announcement of new products by us or by others could result in a delay of or decrease in sales of existing products, as customers evaluate these new products. Our future success will depend on our ability to compete effectively against current technology as well as to respond effectively to technological advances.

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

      Our success may depend on our ability to obtain and enforce patents on our technology and to protect our trade secrets. Any patents we own may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or rendered unenforceable. In addition, our current and future patent applications may not result in the issuance of patents to us in the United States or foreign countries. Moreover, competitors may develop products similar to ours that are not covered by our patents.

      We try to protect our non-patented trade secrets by requiring our employees, consultants and advisors to execute confidentiality agreements. However, we cannot guarantee that these agreements will provide us with adequate protection against improper use or disclosure of our trade secrets. Further, others may independently develop substantially equivalent proprietary information and techniques. If we are unable to protect our proprietary information and techniques, our ability to exclude certain competitors from the market will be limited.

There may not be an active, liquid trading market for our common stock.

      During the fourth quarter of 2002 we transferred from the NASDAQ National Market to the NASDAQ SmallCap Market. There is no guarantee that an active trading market for our Common Stock will be maintained on the NASDAQ SmallCap Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active. If we fail to comply with the continued listing requirements of the NASDAQ SmallCap Market, we may be de-listed from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

Our stock price has been highly volatile, and your investment could suffer a further decline in value.

      The trading price of our common stock has been highly volatile and ranged in 2002 from a per-share high of $4.22 to a low of $0.51 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

•	actual or anticipated variations in quarterly operating results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	conditions or trends in the pharmaceutical, biotechnology, life sciences and chemical industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel, including any directors;

•	developments in the application or interpretation of new or existing accounting pronouncements and reporting obligations

•	purchases or sales of our common stock, including any repurchases of our common stock under the existing or future stock repurchase program; and

•	developments regarding our patents or other intellectual property or that of our competitors.

      In addition, the stock market in general, and the NASDAQ Stock Market’s National Market and SmallCap Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may negatively impact the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Our principal stockholders, directors and executive officers own approximately 48% of our common stock, which may prevent new investors from influencing corporate decisions.

      Our principal stockholders, those who currently own 5% or greater of our common stock, together with our directors and executive officers beneficially own approximately 48% of our outstanding common stock. They will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations are Likely to Increase Our Costs

      The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs, and to make some activities more time-consuming. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its consolidated results of operations and financial position.

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”). FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Company does not believe it has any investments in variable interest entities and does not anticipate any impact with the adoption of this interpretation.

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

	December 31,	December 31,
	2002	2001

Principal notional amount with an expected maturity in following year	$23.8	$54.2
Weighted average interest rate	1.4%	2.9%
Average contractual maturity of investments (days)	41	130

      The Company also has limited interest rate exposure related to the notes payable issued in consideration for the acquisition of the Jones Group. The notes payable are denominated in British Pound Sterling in the amount of £7,650,000 ($10.9 million) and interest is payable to the note holders at an initial rate of 3.9% per annum for the first twelve month period (ending February 20, 2003), and subsequently at the rate equal to the published base rate of Barclays Bank PLC on the date immediately preceding each quarterly interest period, less any fees and costs. The Company has limited interest rate risk on the notes payable due to the deposit of £7,650,000 ($10.9 million) in cash with Barclays Bank PLC as collateral for the principal and interest on the notes payable. The cash amounts held as collateral are represented as restricted cash in the Company’s consolidated balance sheet at December 31, 2002 and is invested in money market instruments to yield rates approximate to the interest rates due on the notes payable.

Foreign Currency Risk

      As we have operations and sales outside of the United States, our financial results can be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Our foreign operations and sales increased significantly in 2002 due primarily to the acquisition of the Jones Group. With the Jones Group acquisition, approximately 46% of our net sales are exposed to foreign currency risk, predominantly in the British Pound, the Euro, and the Japanese Yen. Approximately 28% of our expenses are exposed to foreign currency risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Argonaut Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Argonaut Technologies, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Technologies, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 5, 2003

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,895	$17,996
Short-term investments	5,999	39,636
Accounts receivable, less allowance for doubtful accounts of $110 in 2002 and $154 in 2001	4,389	4,187
Inventories	6,280	3,697
Notes receivable	237	—
Prepaid expenses and other current assets	727	784

Total current assets	38,527	66,300
Restricted cash	12,327	—
Property and equipment, net	4,921	3,233
Goodwill	10,173	2,213
Other intangible assets, net	6,425	—
Other assets	—	26

	$72,373	$71,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,873	$1,681
Accrued compensation	1,087	1,421
Other accrued liabilities	2,506	1,679
Deferred revenue	1,972	3,040
Current portion of notes payable and capital lease obligations	88	187

Total current liabilities	7,526	8,008
Long term debt	12,334	—
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2002 and 2001, issuable in series; no shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized at December 31, 2002 and 2001; 20,015,708 and 19,281,691 shares issued and outstanding at December 31, 2002 and 2001, respectively	2	2
Additional paid-in capital	121,388	120,036
Deferred stock compensation	(74)	(1,008)
Accumulated deficit	(69,092)	(55,234)
Accumulated other comprehensive income (loss)	289	(32)

Total stockholders’ equity	52,513	63,764

	$72,373	$71,772

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net sales:
Products	$22,994	$15,281	$16,816
Services	3,323	1,782	633

Total net sales	26,317	17,063	17,449

Costs and expenses:
Costs of products	13,202	9,108	7,941
Costs of services	1,802	323	53
Research and development (Note 1)	5,627	7,089	5,057
Selling, general and administrative (Note 1)	17,453	16,686	13,819
Amortization of goodwill and other purchased intangible assets	735	1,157	—
Acquired in-process research and development	—	270	—
Restructuring charges	1,802	384	—
Impairment charge	—	5,520	—

Total costs and expenses	40,621	40,537	26,870

Loss from operations	(14,304)	(23,474)	(9,421)
Other income (expenses):
Interest and other income	1,191	2,914	2,403
Interest expense	(528)	(235)	(503)

Loss before provision for income taxes	(13,641)	(20,795)	(7,521)
Provision for income tax	(217)	—	—

Net loss	$(13,858)	$(20,795)	$(7,521)

Net loss per common share, basic and diluted	$(0.70)	$(1.09)	$(0.79)

Weighted-average shares used in computing net loss per common share, basic and diluted	19,876	19,048	9,538

Note 1: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:

Research and development	$145	$603	$1,191
Selling, general and administrative	126	1,087	2,296

	$271	$1,690	$3,487

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

								Accumulated
								Other
	Preferred Stock		Common Stock		Additional	Deferred		Comprehensive	Total
					Paid-In	Stock	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Equity

	(In thousands, except share data)
BALANCES AT DECEMBER 31, 1999	11,339,268	$1	2,342,573	$—	$39,069	$(3,106)	$(26,918)	$2	$9,048
Net loss	—	—	—	—	—	—	(7,521)	—	(7,521)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	—	—	(73)	(73)

Total comprehensive loss									(7,594)
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	658,898	—	320	—	—	—	320
Issuance of common stock upon the completion of initial public offerings, net of issuance costs of $6,891	—	—	5,290,000	1	72,458	—	—	—	72,459
Conversion of preferred stock upon close of initial public offering at an exchange rate of 0.88 for 1	(11,339,268)	(1)	9,978,548	1	—	—	—	—	—
Compensation expense related to issuance of options to consultants	—	—	—	—	617	—	—	—	617
Deferred stock compensation	—	—	—	—	2,819	(2,819)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	2,870	—	—	2,870

BALANCES AT DECEMBER 31, 2000	—	—	18,270,019	2	115,283	(3,055)	(34,439)	(71)	77,720
Net loss	—	—	—	—	—	—	(20,795)	—	(20,795)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	—	—	—	—	173	173
Foreign currency translation adjustments	—	—	—	—	—	—	—	(134)	(134)

Total comprehensive loss									(20,756)
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	209,030	—	190	—	—	—	190
Issuance of common stock related to the acquisition of Camile Products, LLC	—	—	666,667	—	4,667	—	—	—	4,667
Issuance of common stock related to employee stock purchase plan	—	—	95,495	—	323	—	—	—	323
Issuance of shares of common stock upon exercise of warrants	—	—	40,480	—	—	—	—	—	—
Compensation expense related to issuance of options to consultants	—	—	—	—	137	—	—	—	137
Deferred stock compensation associated with stock options cancelled	—	—	—	—	(564)	494	—	—	(70)
Amortization of deferred stock compensation	—	—	—	—	—	1,553	—	—	1,553

BALANCES AT DECEMBER 31, 2001	—	—	19,281,691	2	120,036	(1,008)	(55,234)	(32)	63,764
Net loss	—	—	—	—	—	—	(13,858)	—	(13,858)
Other comprehensive income (loss):
Unrealized loss on investments	—	—	—	—	—	—	—	(167)	(167)
Foreign currency translation adjustments	—	—	—	—	—	—	—	488	488

Total comprehensive loss									(13,537)
Issuance of common stock upon exercise of stock options, net of repurchase	—	—	92,769	—	81	—	—	—	81
Issuance of common stock related to the acquisition of Jones Chromatography, Ltd.	—	—	572,152	—	1,829	—	—	—	1,829
Issuance of common stock related to employee stock purchase plan	—	—	119,096	—	152	—	—	—	152
Stock repurchase	—	—	(50,000)	—	(47)	—	—	—	(47)
Compensation expense related to issuance of options to consultants	—	—	—	—	49	—	—	—	49
Deferred stock compensation associated with stock options cancelled	—	—	—	—	(712)	712	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	222	—	—	222

BALANCES AT DECEMBER 31, 2002	—	$—	20,015,708	$2	$121,388	$(74)	$(69,092)	$289	$52,513

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net loss	$(13,858)	$(20,795)	$(7,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,467	518	723
Amortization of goodwill and other purchased intangible assets	785	1,157	—
Stock-based compensation	222	1,620	3,487
Issuance of equity for non-cash benefits	49	—	—
Impairment charges	—	5,520	—
Acquired in-process research and development	—	270	—
Non-cash portion of restructuring charges	683	22
Change in cumulative translation adjustment	104	(134)	(73)
Changes in assets and liabilities:
Accounts receivable	2,271	357	(626)
Inventories	197	(739)	(672)
Note receivable from officer	—	200	—
Prepaid expenses and other current assets	79	83	(232)
Other assets	75	138	—
Accounts payable	(1,304)	331	139
Accrued compensation	(365)	284	341
Other accrued liabilities	(106)	225	552
Deferred revenue	(1,255)	1,486	(1,074)

Net cash used in operating activities	(10,956)	(9,457)	(4,956)

Investing Activities
Capital expenditures	(781)	(1,779)	(846)
Business acquisition (net of cash received)	(6,464)	(4,255)	—
Purchase of short-term investments	(10,749)	(49,498)	(34,309)
Proceeds from the sales of short-term investments	4,910	—	—
Proceeds from the maturities of short-term investments	39,309	44,260	6,211
Purchases of licenses	(1,400)	—	—
Restricted cash	(10,863)	—	—

Net cash provided (used) in investing activities	13,962	(11,272)	(28,944)

Financing Activities
Proceeds from capital lease obligations	94	—	—
Repayment of long-term debt	(200)	(654)	(4,375)
Principal payments on capital lease obligations	(187)	(281)	(303)
Repurchase of stock	(47)	—	—
Net proceeds from issuances of common stock	233	513	72,779

Net cash provided by (used in) financing activities	(107)	(422)	68,101

Net increase (decrease) in cash and cash equivalents	2,899	(21,151)	34,201
Cash and cash equivalents at beginning of year	17,996	39,147	4,946

Cash and cash equivalents at end of year	$20,895	$17,996	$39,147

Supplemental Disclosure of Cash Flow Information
Interest paid	$426	$42	$380

Supplemental Disclosure of Cash Flow Information
Deferred stock compensation (cancellations)	$(712)	$(494)	$2,819

Cash flow for acquisition of Jones Group
Tangible assets acquired	$8,542
Goodwill and other intangible assets acquired	13,750
Acquisition costs incurred	(875)
Liabilities assumed	(2,261)
Notes payable issued	(10,863)
Common stock issued	(1,829)

Cash paid for acquisition (net of $28 cash received)	$6,464

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies

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

      The Company has five wholly owned subsidiaries, Argonaut Technologies Systems, Inc. (formerly Camile Products, LLC.) in Indiana, Argonaut Technologies KK in Japan, Argonaut Technologies AG in Switzerland, Argonaut Technologies, Ltd. (formerly Jones Chromatography, Ltd.) in Cardiff, Wales, United Kingdom and Jones Chromatography, Inc. in Foster City, California.

     Principles of Consolidation

      The consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

     Reclassification

      Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

      The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are retranslated at the exchange rates in effect at the balance sheet date. All translation differences arising from foreign currency transactions are recorded through profit and loss. The Company recorded foreign currency translation gains (losses) of approximately $104,000, ($134,000), and ($73,000), for 2002, 2001, and 2000, respectively.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash, Cash Equivalents, and Short-Term Investments

      The Company invests its excess cash in deposits, money market accounts, and high quality marketable debt securities. The Company considers all highly liquid investments with a maximum original maturity of 90 days or less at the time of purchase to be cash equivalents.

      The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s short-term investments are classified as available-for-sale and are carried at fair market value. The fair market value is based upon market prices quoted on the last day of the fiscal year., with unrealized gains and losses reported as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity, if material. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on short-term investments are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

     Restricted Cash

      In connection with the acquisition of Jones Group, the Company deposited $10.9 million (£7,650,000) denominated in British Pounds Sterling as collateral for the notes payable issued in the same amount and recorded the deposit as restricted cash. The restricted cash serves as collateral for the guarantee by Barclays Bank PLC of the notes payable principal and interest. The restricted cash is invested in money market instruments to yield rates approximate to the interest rates due on the notes payable.

     Revenue Recognition

      For each arrangement, the Company determines whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility is reasonably assured and fees are fixed or determinable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met.

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

     Services Revenue

      Maintenance contract revenue, including revenue for extended warranties, is recognized ratably over the term of the contract; training, contract research and development, and other services revenue is recognized as the services are rendered.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Shipping and Handling Costs

      Shipping and handling costs are classified as a component of cost of products.

     Product Warranty

      The Company generally warrants its equipment for a period of one year and provides a reserve for estimated warranty costs concurrent with the recognition of revenue. The Company also sells warranty extensions and the related revenue is recognized ratably over the term of the extension. Warranty costs incurred during the extension period are expensed as incurred.

      Changes in the Company’s product warranty accrual for the year ended December 31, 2002 is as follows (in thousands):

Amount

Balance at December 31, 2001	$392
Expense incurred for warranty repair	(161)
Reduction in warranty accrual	(20)

Balance at December 31, 2002	$211

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

     Advertising Costs

      Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expense for 2002, 2001, and 2000 was $1.3 million, $696,000, $373,000, respectively.

     Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. The expenses recorded for doubtful accounts were approximately $58,000 in 2002, $104,000 in 2001, and zero in 2000.

     Inventories

      Inventories are stated at the lower of cost (on a first-in, first-out cost method) or market value. The Company records adjustments to the value of inventory based upon the forecasted plans to sell the inventories. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

     Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

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

     Goodwill and Other Purchased Intangible Assets

      In June 2001, the FASB issued SFAS 141, “Business Combinations” (“SFAS 141”), and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      Goodwill and other purchased intangible assets with indefinite lives have resulted from the acquisition of ATSI and the Jones Group. Goodwill and other intangible assets with indefinite lives are not amortized subsequent to the Company’s adoption of SFAS 142. The Company adopted SFAS 142 on January 1, 2002. The Company reclassified $763,000 of identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tested for goodwill and indefinite lived intangible assets impairment using the two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any. The Company performed the first step of the required impairment test of goodwill and indefinite lived intangible assets in the second quarter of fiscal 2002, determining that no impairment was indicated.

      The Company performed the annual test for impairment of intangible assets with indefinite lives as prescribed by SFAS 142 during the fourth quarter of fiscal 2002, determining that no impairment was indicated. The Company determined the fair value of intangible assets with indefinite lives based on a present value analysis of the discounted future cash flows.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS 142 had occurred on January 1, 2001:

	Years Ended December 31,

		2001	2000
	2002	(Pro forma)	(Pro forma)

	(In thousands, except per share data)
Reported net loss	$(13,858)	$(20,795)	$(7,521)
Amortization of goodwill and identifiable intangible assets with indefinite lives	—	827	—

Pro forma net loss	$(13,858)	$(19,968)	$7,521

Basic and diluted net loss per share:
Reported net loss per share	$(0.70)	$(1.09)	$(0.79)
Adjustment related to goodwill and identifiable intangible assets with indefinite lives amortization	—	0.04	—

Pro forma net loss per share	$(0.70)	$(1.05)	$(0.79)

Outstanding shares used in calculating reported and pro forma basic and diluted net loss per share	19,876	19,048	9,538

      The amortization expense relating to the intangible assets for the year ended December 31, 2002 was $735,000. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at December 31, 2002:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Completed technology	$5,539	$(691)
Licenses	1,400	(50)
Tradenames	250	(23)

Total	$7,189	$(764)

      The estimated amortization expense for each of the succeeding five years is as follows (in thousands):

Estimated amortization expense:
For the year ending 12/31/2003	$992
For the year ending 12/31/2004	1,026
For the year ending 12/31/2005	855
For the year ending 12/31/2006	805
For the year ending 12/31/2007	742

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average amortization period remaining of the amortized intangible assets at December 31, 2002 is as follows (years):

Years

Amortized intangible assets:
Completed technology	7.8
Licenses	7.0
Tradenames	8.2

Total	7.7

      The carrying amount of indefinite lived intangible assets at December 31, 2002 is as follows (in thousands):

Unamortized intangible assets:
Assembled workforce	$1,892
Customer base	1,551
Goodwill and indefinite lived intangible assets	6,730

Total	$10,173

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance at January 1, 2002	$763
Goodwill acquired during year	9,410

Balance at December 31, 2002	$10,173

     Concentrations of Risk

      Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. In addition, the Company outsources part of its manufacturing process to third party contractors. There are no other third party contractors who could readily assume this manufacturing function on short notice. Any delay in production could result in failure to meet customer demand.

      Cash equivalents and short-term investments are financial instruments, which potentially subject the Company to concentration of risk to the extent recorded on the balance sheet. Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity.

      The majority of cash, cash equivalents and short-term investments are invested in major financial institutions in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

      The accounts receivable of the Company and its subsidiaries are derived from sales to customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers.

      An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2002 and 2001, no customer accounted for 10% or

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more of the Company’s accounts receivable balance. At December 31, 2002 and 2001, accounts receivable due from foreign customers as a percent of total trade receivables were 48% and 26%, respectively. The Company generally does not require collateral.

      The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

     Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), whereby stock-based employee compensation arrangements are accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Pro forma information regarding net loss per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options granted prior to the Company’s initial public offering in July 2000 was estimated at the date of grant using the minimum value method. The fair value of stock options granted subsequent to the initial public offering were valued using the Black-Scholes valuation model based on the actual stock closing price on the date of grant. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,

	2002	2001	2000

Risk-free interest rate	3.61%	3.82%	5.00%
Dividend yield	—	—	—
Weighted-average expected life	4 years	4 years	6 years
Volatility	0.94	0.87	0.90

      The fair value of shares purchased in the Company’s Employee Stock Purchase Plan (“the Purchase Plan”) was estimated at the date of purchase using the following weighted-average assumptions:

Risk-free interest rate	1.94%
Dividend yield	—
Weighted-average expected life	0.5 years
Volatility	0.94

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(13,858)	$(20,795)	$(7,521)
Stock-based employee compensation expense included in reported net loss	271	1,690	3,487
Total stock-based employee compensation expense determined under fair value based methods for all awards	(754)	(2,647)	(4,088)

Pro forma net loss	$(14,341)	$(21,752)	$(8,122)

Basic and diluted net loss per common share, as reported	$(0.70)	$(1.09)	$(0.79)

Pro forma basic and diluted net loss per common share	$(0.72)	$(1.14)	$(0.85)

      Equity instruments granted to non-employees are accounted for using the Black-Scholes valuation model prescribed by SFAS 123 and, in accordance with Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” The equity instruments are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

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

      A reconciliation of shares used in the calculations is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Basic and diluted:
Weighted-average shares of common stock outstanding	19,876	19,048	9,538
Adjustment to reflect weighted-average effect of assumed conversions of preferred stock (unaudited)	—	—	5,471

Weighted-average shares used in pro forma net loss per share, basic and diluted (unaudited)	19,876	19,048	15,009

Pro forma net loss per share, basic and diluted (unaudited)	$(0.70)	$(1.09)	$(0.50)

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During all periods presented, the Company had securities outstanding which could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands):

	December 31,

	2002	2001	2000

Outstanding options	4,062	2,875	1,616
Outstanding warrants	81	81	125

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its consolidated results of operations and financial position.

      In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”). FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Company does not believe it has any investments in variable interest entities and does not anticipate any impact with the adoption of this interpretation.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Business Combination

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

      The Consolidated Statements of Operations include the results of Jones Group for the period from February 21, 2002 to December 31, 2002.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company allocated the purchase price based on the estimated fair value of the net tangible and intangible assets acquired. Based on the information obtained from an independent valuation, the Company allocated the purchase price as follows (in thousands):

Net tangible assets	$5,250
Goodwill and other purchased intangible assets:
Completed technology	4,090
Trade names	250
Goodwill	9,410

Total purchase price	$19,000

      Approximately $9.4 million of the total purchase price has been allocated to goodwill and intangible assets with indefinite lives. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. In accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

      The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Jones Group had occurred at the beginning of 2001 and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

	Years Ended
	December 31,

	2002	2001

	(In thousands, except
	per share data)
Total net sales	$28,073	$30,526
Net loss	(13,756)	(19,009)
Net loss per share	(0.69)	(0.97)

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

      The total purchase cost of ATSI is as follows (in thousands):

Cash	$4,000
Fair value of securities issued	4,667
Transaction costs and expenses	290

Total	$8,957

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 and 2001 and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

	December 31,

	2001	2000

	(In thousands, except per
	share data)
Total revenue	$17,830	$20,747
Net loss	(21,187)	(10,262)
Loss per share	(1.11)	(1.01)

Note 3.	Restructuring Charges

      In the fourth quarter of fiscal 2001, the Company announced a restructuring program to downsize its organizational structure in order to reduce its operating expenses and improve workforce processes and efficiencies. As a result, the Company recorded a charge of $384,000, which includes termination benefits and related expenses of $362,000 related to a reduction of the workforce by 22 employees, and termination benefits and related expenses, and expenses of $22,000 for abandonment of excess equipment. At December 31, 2002, all 22 employees had been terminated, and the accrued restructuring liability was zero. For the year ended December 31, 2002, cash payments related to the restructuring program were $342,000.

      On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. At December 31, 2002, 20 of the 44 employees had been terminated.

      A summary of the restructuring charges is as follows (in thousands):

				Accrued
	Charge in	Noncash	Cash	Restructuring at
	August 2002	Charges	Payments	December 31, 2002

Workforce reductions	$630	$—	$(212)	$418
Abandonment of excess equipment	683	(683)	—	—
Abandonment of excess leased facilities	356	—	—	356
Other	133	—	(30)	103

Total	$1,802	$(683)	$(242)	$877

      Remaining cash expenditures relating to workforce reduction will be paid in the first half of 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2004.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Investments

      Investments consist of the following (in thousands):

	Fair Value at
	December 31,

	2002	2001

Money market funds	$23	$35
U.S. government obligations	23,906	54,235

	$23,929	$54,270

Reported as:
Cash equivalents	$17,930	$14,634
Investments	5,999	39,636

	$23,929	$54,270

      At December 31, 2002 and December 31, 2001, the maturity of investments was between one and twelve months.

      There were no material gross realized gains or losses from sales of securities in the periods presented. Unrealized gains were $6,000 and $173,000 at December 31, 2002 and 2001, respectively.

Note 5.     Inventories

      Inventories consist of the following (in thousands):

	December 31,

	2002	2001

Raw materials	$4,514	$2,976
Work in process	709	658
Finished goods	1,057	63

	$6,280	$3,697

Note 6.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Laboratory and office equipment	$7,362	$5,627
Property	2,088	—
Leasehold improvements	1,243	1,215

	10,693	6,842
Less accumulated depreciation and amortization	(5,772)	(3,609)

Property and equipment, net	$4,921	$3,233

      Equipment leased under capital leases is included in laboratory and office equipment. At December 31, 2002 and 2001, equipment under capital leases was approximately $252,000 and $559,000 with accumulated amortization of approximately $92,000 and $410,000, respectively.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments

Operating and capital leases

      The Company leases its primary office and research facilities in Foster City, California, an office facility in Indianapolis, Indiana, an office facility in Midland, Michigan and a research facility in Tucson, Arizona as well as locations in Basel, Switzerland and Tokyo, Japan under operating leases. The Company finances certain laboratory and office equipment under capital leases. Future minimum annual lease payments under all non-cancelable leases are as follows (in thousands):

	Operating Leases

			Amounts
			Included in
	Capital	Total Cash	Restructuring	Remaining
Year Ending December 31,	Leases	Obligation	Liability	Obligation

2003	$88	$990	$206	$784
2004	7	564	130	434
2005	—	25	—	25
2006	—	13	—	13

Total	$95	$1,592	$336	$1,256

Less amount representing interest	(2)

Present value of future lease payments	93
Less current portion	(88)

Noncurrent obligations under capital leases	$5

Rent expense

      Rent expense under operating leases was approximately $1.1 million, $1.2 million, and $641,000, in 2002, 2001, and 2000, respectively.

Other

      The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2002.

Note 8.	Long-Term Debt

      In connection with the acquisition of Jones Group, the Company issued notes payable of approximately $10.9 million. The notes payable are denominated in British Pounds Sterling in the amount of £7,650,000 ($10.9 million) and interest is payable to the note holders at an initial rate of 3.9% per annum for the first twelve month period (ending February 20, 2003), and subsequently at the rate equal to the published base rate

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Barclays Bank PLC on the date immediately preceding each quarterly interest period, less any fees and costs. Translated at December 31, 2002 the debt amount was approximately $12.3 million. The notes mature in April 2004. The Company deposited cash in the amount of £7,650,000 ($10.9 million) with Barclays Bank PLC as collateral for the principal and interest on the notes payable. The cash amount held as collateral is represented as restricted cash in the Company’s balance sheet and is invested in money market instruments to yield rates approximate to the interest rates due on the notes payable.

      In connection with the acquisition of ATSI on March 1, 2001, the Company assumed outstanding loan liabilities of approximately $654,000, which were repaid in full in April 2001.

      The carrying amount for the Company’s long-term and short-term debt approximated fair value at each of balance sheet dates. The fair value of the Company’s debt was estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

Note 9.	Stockholders’ Equity

Convertible Preferred Stock

      Pursuant to our charter, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote of action by our stockholders. At December 31, 2002 and 2001, zero shares were issued and outstanding.

Common Stock

      In February 2002, the Company issued 572,152 shares of unregistered common stock in connection with the acquisition of Jones Group.

      In March 2001, the Company issued 666,667 shares of unregistered common stock in connection with the acquisition of ATSI.

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

Common Stock Repurchase Program

      On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. At December 31, 2002, the Company had repurchased 50,000 shares of outstanding common stock at an average price of $0.93 per share.

Warrants

      In conjunction with a capital lease line executed in April 1995, the Company issued a warrant to purchase 44,000 shares of common stock at an exercise price of $1.36 per share. The warrant was exercised in January 2001.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 1997, the Company issued a series of warrants to purchase 30,799 shares of common stock at an exercise price of $6.82 per share in connection with the execution of a capital lease line and a loan and security agreement. These warrants expire at various dates through December 2004. At December 31, 2002, all of these warrants were still outstanding.

      In 1998, the Company issued two warrants to purchase a total of 32,266 shares of common stock at an exercise price of $6.82 per share in connection with two loan agreements entered into in July 1998. These warrants expire in July 2005. At December 31, 2002, all of these warrants were still outstanding. The fair value of these warrants, determined using a Black-Scholes valuation model, was $40,699 and has been recorded as interest expense over the term of the respective loan.

      In 1999, the Company issued a warrant to purchase 17,600 shares of common stock at an exercise price of $6.82 per share in connection with a draw down on one of its loans. The warrant expires in January 2003. At December 31, 2002, this warrant was still outstanding. The fair value of the warrant, determined using the Black-Scholes valuation model, was $22,200 and has been recorded as interest expense over the term of the loan.

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

2000 Incentive Stock Plan

      In April 2000, the Company adopted its 2000 Incentive Stock Plan (the “2000 Plan”) and initially reserved a total of 1,760,000 shares of common stock for issuance. Under the terms of the 2000 Plan, the number of shares reserved shall increase annually on the first day of the Company’s fiscal year beginning 2001 by the lesser of (i) 1,320,000 shares, (ii) 5% of the outstanding shares on such date or (iii) an amount determined by the Board. The 2000 Plan provides for (i) the grant of incentive stock options to employees, (ii) the grant of non-statutory stock options to employees and consultants, and (iii) the grant of stock purchase rights. The 2000 Plan permits options and or purchase rights to be granted at an exercise price of not less than 100% of the fair value on the date of the grant. The vesting term of option and purchase rights is

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the Board of Directors and is generally over four years. A summary of activity under the Plans is as follows:

			Weighted
	Shares		Average
	Available	Number of	Exercise
	For Grant	Options	Price

Balance at December 31, 1999	934,702	1,775,517	0.74
Additional shares authorized	1,760,000	—	—
Options granted	(671,613)	671,613	7.16
Options exercised	—	(659,077)	0.49
Options canceled	171,786	(171,786)	1.61

Balance at December 31, 2000	2,194,875	1,616,267	3.42
Additional shares authorized	913,466	—	—
Options granted	(1,712,575)	1,712,575	5.34
Options exercised	—	(187,030)	0.88
Options canceled	331,066	(331,066)	5.87

Balance at December 31, 2001	1,726,832	2,810,746	4.52
Additional shares authorized	964,084	—	—
Options granted	(2,479,896)	2,479,896	1.71
Options exercised	—	(92,769)	0.84
Options canceled	1,135,741	(1,135,741)	4.95

Balance at December 31, 2002	1,346,761	4,062,132	2.75

      All options and shares were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. As of December 31, 2002, information about options outstanding and options exercisable was as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Options	Life (Years)	Price	Options	Price

$0.06-$1.41	1,711,497	8.40	$0.80	659,705	$0.79
$2.33-$5.68	1,619,891	8.95	$3.03	242,776	$4.01
$6.03-$8.38	683,824	8.22	$6.26	320,432	$6.27
$12.50-$20.13	46,920	7.78	$13.07	30,315	$13.14

	4,062,132	8.58	$2.75	1,253,228	$3.11

      There were 841,026 and 436,935 options exercisable as of December 31, 2001 and 2000, respectively.

      The weighted-average fair value of the stock options granted were $1.71, $5.34, and $6.86 for the years ended December 31, 2002, 2001 and 2000, respectively.

      In 2000, the Company granted 86,592 options outside of its options plans to certain employees and one consultant at a weighted-average exercise price of $4.53. During 2001, 22,000 options were exercised with an exercise price of $1.14 per share. As of December 31, 2002, all remaining options outstanding had been cancelled.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred stock compensation is the difference between the exercise price of the options and the deemed fair value of the common stock at the date of grant. The fair value was determined based on the business factors underlying the value of the Company’s common stock on the date of grant viewed in light of our initial public offering and the anticipated initial public offering price per share. The deferred stock compensation was recorded as a component of stockholders’ equity and is being amortized over the vesting periods of the options, generally four years, using the graded vesting method. The Company recorded deferred stock compensation of approximately $2.8 million in the year ended December 31, 2000 and approximately $3.8 million in the year ended December 31, 1999 in connection with the grant of stock options to employees. The Company has recorded amortization of deferred stock compensation of $222,000, $1.6 million, and $2.9 million, in the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company had a total of $74,000 to be amortized over the remaining vesting period of the options.

      In 2000, the Company granted performance based options to certain of its employees and recorded a stock compensation expense of $86,000 on the date the performance criteria were met and the options were vested. The Company has granted options to consultants in exchange for services. Shares granted totaled 62,000 in 2002, 22,000, in 2001 and 70,412 in 2000, The Company recorded compensation expense related to these options of $49,000, $137,000, and $617,000, for the years ended December 31, 2002, 2001 and 2000 respectively. In accordance with SFAS 123 and EITF 96-18, options granted to consultants are periodically revalued until exercised, cancelled or forfeited.

     2000 Employee Stock Purchase Plan

      In April 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and initially reserved a total of 176,000 shares for issuance. Under the terms of the Purchase Plan, the number of shares reserved shall increase annually on the first day of the Company’s fiscal year beginning in 2001 by the lesser of (i) 440,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. The initial offering period commenced on November 1, 2000. During 2002, 119,096 shares were issued under the stock purchase plan.

     Reserved Shares

      As of December 31, 2002, the Company has reserved shares of common stock for future issuance as follows:

Warrants	80,665
Incentive stock plans	5,408,893
Employee Stock Purchase Plan	326,809

5,816,367

Note 10.     401(k) Retirement Savings Plan

      The Company maintains a 401(k) retirement savings plan for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 20% of annual compensation to the Plan. The Company, at its discretion, may make contributions to the Plan. The Company’s expenses related to the Plan have been immaterial. During 2002, in conjunction with the acquisition of the Jones Group, the Company merged the 401(k) plan of the Jones Group U.S. subsidiary, Jones Chromatography U.S.A., Inc., into the Company plan.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Income Taxes

      The Company has a current provision for foreign income taxes of $217,000 for the year ended December 31, 2002 related to its UK operations. There was no provision for U.S. income taxes for any of the periods presented, due to the Company’s net operating losses. Foreign income from continuing operations before income taxes was approximately $301,000 in the year ended December 31, 2002.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$17,500	$12,200
Research credits	1,600	1,500
Capitalized research and development	1,000	1,200
Other	2,500	2,400

Total deferred tax assets	22,600	17,300

Valuation allowance	(22,600)	(17,300)

Net deferred tax assets:	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.3 million $4.4 million and $2.4 million during 2002, 2001 and 2000 respectively.

      As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $49.0 million, which expire in the years 2011 through 2022 and federal research and development tax credits of approximately $900,000, which expire in the years 2018 through 2022. As of December 31, 2001, the Company had net operating loss carryforwards for state income tax purposes of approximately $17.0 million which expire in the years 2005 through 2013 and state research and development tax credits of approximately $920,000 which do not expire.

      Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. As a result of California legislation, the utilization of a substantial portion of the Company’s California state net operating loss carryforward is suspended in 2003.

Note 12.	Market Sales, Export Sales, and Significant Customers

      The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company had net sales by market as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Instruments	$11,888	$11,151	$13,054
Consumables	11,106	4,130	3,762
Services	3,323	1,782	633

	$26,317	$17,063	$17,449

      The Company had net sales by geographical region as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

US	$14,169	$11,739	$12,981
Europe	10,282	2,842	2,128
Far East (principally Japan)	1,866	2,482	2,340

	$26,317	$17,063	$17,449

      No single customer accounted for more than 10% of total net sales during 2002, 2001, and 2000. Net sales are attributed to countries based on the location of the customer. During 2002, sales to customers in the United Kingdom accounted for approximately 20% of net sales.

      The Company’s long-lived assets were segmented by geography as follows (in thousands):

	December 31,

	2002	2001

US	$17,407	$5,084
Europe	16,371	287
Far East	68	101

	$33,846	$5,472

Note 13.     Unaudited Quarterly Data

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands, except per share data)
Net sales	$7,555	$7,282	$6,723	$4,757	$5,618	$3,583	$3,069	$4,793
Gross profit	3,457	2,496	3,193	2,167	2,315	1,619	1,227	2,471
Loss from operations	(2,337)	(5,459)	(3,263)	(3,245)	(10,430)	(4,305)	(5,169)	(3,570)
Net loss	(2,246)	(5,338)	(3,157)	(3,117)	(9,887)	(3,722)	(4,539)	(2,647)
Net loss per share, basic & diluted	$(0.11)	$(0.27)	$(0.16)	$(0.16)	$(0.51)	$(0.19)	$(0.24)	$(0.14)

      The first quarter fiscal 2001 net loss includes a non-recurring charge of $270,000 for the write-off of acquired research and development related to the Company’s acquisition of ATSI.

      The fourth quarter fiscal 2001 net loss includes a charge of $5.5 million for the write-down of purchased intangible assets related to the ATSI acquisition, and restructuring and other non-recurring charges of $384,000 composed primarily of $362,000 of severance and benefits charges.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The third quarter of fiscal 2002 net loss includes restructuring and other non-recurring charges of $2.6 million composed primarily of $630,000 in severance and benefits charges, $683,000 in excess equipment charges, $765,000 in the write-off of excess and obsolete inventory, and $356,000 in facilities charges.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 5, 2003.

Item 11.	Executive Compensation

      The information required by this Item 11 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 5, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 5, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 5, 2003.

Item 14.	Controls and Procedures

      Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements:

The following financial statements are filed as part of this report under Item 8. “Financial Statements and Supplementary Data.”

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Shareholder’s Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2002.

      The following financial statement schedule of Argonaut Technologies, Inc. for each of the past three years in the period ended December 31, 2002 should be read in conjunction with the Consolidated Financial Statements of Argonaut Technologies, Inc.

Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands)

	Balance at	Additions Charged		Balance at
	Beginning	to Costs and	Deductions	End of
	of Period	Expenses	Writeoffs	Period

Year Ended December 31, 2000	$50	—	—	$50
Year Ended December 31, 2001	$50	104	—	$154
Year Ended December 31, 2002	$154	58	102	$110

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

      (3) Exhibits:

Number	Description of Document

2.1***	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2****	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Bylaws of Registrant.
4.3***	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4****	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5****	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

Number	Description of Document

10.1*	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.
10.2*	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.
10.3*	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.
10.4*	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.
10.5*	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.
10.6*	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
10.7*	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.
10.8*	Manufacturing Agreement between the Registrant and Merck, Inc. dated June 24, 1997, as amended.
10.9*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.10*	1995 Stock Plan.
10.11*	1995 Stock Plan Form of Stock Option Agreement.
10.12*	2000 Stock Incentive Plan.
10.13*	2000 Employee Stock Purchase Plan.
10.14**	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.
10.15**	Agreement between the Registrant and David P. Binkley dated December 5, 2001.
10.16**	Agreement between the Registrant and John T. Supan dated January 10, 2002.
10.17*****	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.
10.18	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

**	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

***	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

****	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

*****	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGONAUT TECHNOLOGIES, INC.

By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer

Dated: March 31, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lissa A. Goldenstein, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LISSA A. GOLDENSTEIN Lissa A. Goldenstein	Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2003

/s/ DAVID J. FOSTER David J. Foster	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ BROOK H. BYERS Brook H. Byers	Director	March 31, 2003

/s/ HINGGE HSU, M.D. Hingge Hsu, M.D.	Director	March 31, 2003

/s/ BRIAN METCALF, PH.D. Brian Metcalf, Ph.D.	Director	March 31, 2003

/s/ WILLIAM R. RASTETTER, PH.D. William R. Rastetter, Ph.D.	Director	March 31, 2003

/s/ PETER MACINTYRE Peter Macintyre	Director	March 31, 2003

/s/ DAVID P. BINKLEY, PH.D. David P. Binkley, Ph.D.	Chairman, Director	March 31, 2003

CERTIFICATION UNDER SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Lissa A. Goldenstein, President and Chief Executive Officer of Argonaut Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Argonaut Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer

Date: March 31, 2003

I, David J. Foster, Chief Financial Officer of Argonaut Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Argonaut Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID J. FOSTER

David J. Foster
Sr. Vice President and Chief Financial Officer

Date: March 31, 2003

EXHIBIT INDEX

Number	Description of Document

2.1***	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2****	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3.2*	Bylaws of Registrant.
4.3***	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4****	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5****	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.
10.1*	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.
10.2*	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.
10.3*	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.
10.4*	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.
10.5*	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.
10.6*	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
10.7*	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.
10.8*	Manufacturing Agreement between the Registrant and Merck, Inc. dated June 24, 1997, as amended.
10.9*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.10*	1995 Stock Plan.
10.11*	1995 Stock Plan Form of Stock Option Agreement.
10.12*	2000 Stock Incentive Plan.
10.13*	2000 Employee Stock Purchase Plan.
10.14**	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.
10.15**	Agreement between the Registrant and David P. Binkley dated December 5, 2001.
10.16**	Agreement between the Registrant and John T. Supan dated January 10, 2002.
10.17*****	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.
10.18	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

**	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

***	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

****	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

*****	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.