Form 10-Q
period 2003-03-31
ARGONAUT TECHNOLOGIES INC
filed 2003-05-14
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

There were 20,035,183 shares of the registrant’s common stock outstanding on April 30, 2003.

Argonaut Technologies, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2003

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$18,941	$20,895
Short-term investments	4,550	5,999
Accounts receivable, net	4,279	4,389
Inventories	6,565	6,280
Prepaid expenses & other current assets	758	727
Notes receivable	231	237

Total current assets	35,324	38,527
Restricted cash	12,099	12,327
Property and equipment, net	4,796	4,921
Goodwill	10,173	10,173
Other intangible assets, net	6,234	6,425

	$68,626	$72,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,839	$1,873
Accrued compensation	1,065	1,087
Other accrued liabilities	2,001	2,506
Deferred revenue	1,557	1,972
Current portion of capital lease obligations	64	88

Total current liabilities	6,526	7,526
Long term debt	12,031	12,334
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	121,399	121,388
Deferred stock compensation	(48)	(74)
Accumulated other comprehensive income	339	289
Accumulated deficit	(71,623)	(69,092)

Total stockholders’ equity	50,069	52,513

	$68,626	$72,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales:
Products	$5,244	$4,214
Services	1,009	543

Total net sales	6,253	4,757

Costs and expenses:
Costs of products	2,836	2,318
Costs of services	661	272
Research and development (Note A)	1,293	1,380
Selling, general and administrative (Note A)	3,790	3,913
Amortization of purchased intangibles	211	119

Total costs and expenses	8,791	8,002

Loss from operations	(2,538)	(3,245)
Other income (expenses):
Interest and other income	243	304
Interest and other expense	(178)	(139)

Net loss before provision for income taxes	(2,473)	(3,080)
Provision for income taxes	(58)	(37)

Net loss	$(2,531)	$(3,117)

Net loss per common share, basic and diluted	$(0.13)	$(0.16)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,022	19,564

Note A: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$13	$81
Selling, general and administrative	18	132

	$31	$213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,531)	$(3,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346	297
Amortization of other purchased intangibles	226	119
Disposal of fixed assets	35	—
Stock-based compensation	31	213
Change in cumulative translation adjustment	63	(10)
Changes in assets and liabilities:
Accounts receivable	212	1,612
Inventories	(265)	329
Prepaid expenses and other current assets	(30)	254
Accounts payable	(34)	(1,703)
Accrued compensation	(22)	(591)
Other accrued liabilities	(505)	(1,035)
Deferred revenue	(415)	(753)

Net cash used in operating activities	(2,889)	(4,385)

Cash flows from investing activities:
Capital expenditures	(378)	(183)
Business acquisition (net of cash received)	—	(5,404)
Purchase of short-term investments	(3,179)	(2,671)
Proceeds from the sales of short-term investments	4,622	4,510
Proceeds from the maturities of short-term investments	—	6,774
Purchase of licenses	(35)	—
Restricted cash	—	(10,863)

Net cash provided by (used in) investing activities	1,030	(7,837)

Cash flows from financing activities:
Principal payments on capital lease obligations	(30)	(35)
Repayment of long term debt	(71)	—
Net proceeds from issuances of common stock	6	60

Net cash provided by (used in) financing activities	(95)	25

Net decrease in cash and cash equivalents	(1,954)	(12,197)
Cash and cash equivalents at beginning of period	20,895	17,996

Cash and cash equivalents at end of period	$18,941	$5,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals and adjustments, which Argonaut Technologies, Inc. (“Argonaut” or “the Company”) considers necessary to present fairly the financial information included herein. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2003, or any other future period.

NOTE 2 — STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation “ (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” whereby stock-based employee compensation arrangements are accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Pro forma information regarding net loss per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options granted prior to the Company’s initial public offering in July 2000 was estimated at the date of grant using the minimum value method. The fair value of stock options granted subsequent to the initial public offering were valued using the Black-Scholes valuation model based on the actual stock closing price on the date of grant. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,

	2003	2002

Risk-free interest rate	NA	3.95%
Dividend yield	NA	—
Weighted -average expected life	NA	4 years
Volatility	NA	0.94

The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(2,531)	$(3,117)
Stock-based employee compensation expense included in reported net loss	26	188
Total stock-based employee compensation expense determined under fair value based methods for all awards	(372)	4

Pro forma net loss	$(2,877)	$(2,925)

Basic and diluted net loss per common share, as reported	$(0.13)	$(0.16)

Pro forma basic and diluted net loss per common share	$(0.14)	$(0.15)

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

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$4,816	$4,514
Work in process	743	709
Finished goods	1,006	1,057

	$6,565	$6,280

NOTE 4 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period. Due to the net loss position of the Company, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Options to purchase 3,932,216 and 3,051,612 shares of common stock were outstanding at March 31, 2003 and March 31, 2002, respectively, and warrants to purchase 80,665 shares of common stock were outstanding at March 31, 2003 and March 31, 2002, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three-month periods ended March 31, 2003 and 2002, comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(2,531)	$(3,117)
Unrealized gain (loss)	(6)	(147)
Cumulative translation adjustment	56	(10)

Comprehensive loss	$(2,481)	$(3,274)

NOTE 6 — BUSINESS COMBINATION

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

In the transaction, the stockholders of JCL exchanged all of their respective shares of JCL’s stock for (i) cash in an aggregate amount of £3,825,000 ($5,431,500), (ii) 572,152 shares of unregistered Argonaut Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10,863,000). The aggregate purchase price, including transaction costs of $875,000, was approximately $19.0 million. The notes payable, which are redeemable for cash over a two-year period following the closing date, are guaranteed by Barclays Bank PLC. In addition, certain employees of the Jones Group that remained as employees after the transaction have received stock options to purchase an aggregate 349,800 shares of Argonaut’s Common Stock.

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

Three Months
Ended
March 31, 2002

(In thousands, except
per share data)
Total net sales	$6,513
Net loss	(2,974)
Net loss per share	(0.15)

NOTE 7 – GOODWILL AND OTHER PURCHASED INTANGIBLES

Goodwill and other purchased intangible assets with indefinite lives have resulted from the acquisition of Camile Products, LLC (now Argonaut Technologies Systems, Inc. (“ATSI”)) and the Jones Group. Goodwill and other intangible assets with indefinite lives are not amortized subsequent to the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

The amortization expense relating to the intangible assets for the three-month period ended March 31, 2003 was $226,000. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at March 31, 2003:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Completed technology	$5,539	$(883)
Licenses	1,435	(77)
Tradenames	250	(30)

Total	$7,224	$(990)

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Company does not believe it has any investments in variable interest entities and the adoption of this interpretation did not have a material impact on its consolidated results of operations and financial position.

NOTE 9 — RESTRUCTURING CHARGES

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. At March 31, 2003, 23 of the 44 employees had been terminated.

Remaining cash expenditures relating to workforce reduction will be paid during 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2004. A summary of the restructuring activity is as follows (in thousands):

		2002			2003

				Accrued		Accrued
	Charge in	Noncash	Cash	Restructuring at	Cash	Restructuring at
	August 2002	Charges	Payments	December 31, 2002	Payments	March 31, 2003

Workforce reductions	$630	$—	$(212)	$418	$(170)	$248
Abandonment of excess equipment	683	(683)	—	—	—	—
Abandonment of excess leased facilities	356	—	—	356	—	356
Other	133	—	(30)	103	(28)	75

Total	$1,802	$(683)	$(242)	$877	$(198)	$679

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, our ability to be cash flow positive in the fourth quarter of 2003, research and development activities and sales and marketing initiatives such as our plan to concentrate our efforts in those areas such as building our core consumables business, possible future acquisitions, the anticipated effects of the acquisition of Jones Group to our net sales performance and pre-tax operating results, our plans to discontinue non-performing consumable products and certain legacy instrument products, the anticipated effects of our recent restructuring program and related accruals, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, and our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the company we recently acquired and successfully capitalize on anticipated synergies and growth opportunities, and the risk that our restructuring programs do not proceed as planned and that we incur unexpected expenses in connection with the implementation thereof. For a further discussion of these and other risks and uncertainties related to our business see the discussion set forth herein under “Factors That May Affect Our Future Results”.

Overview

Argonaut develops innovative products designed to help pharmaceutical and other chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our chemistry consumable products, instrumentation products and services. We commenced commercial shipment of our first generation instrument in 1996, the Quest product line in 1997, the Trident product line in 1998 and the Surveyor and the Endeavor product lines in 2000. Revenue from sales of our instrument products and Integration Services are recognized when delivery and installation of the product is complete. We also derive revenues from the sale of reagents and other instrument related consumables, and consumables products of Jones Chromatography Limited (“Jones Group”), which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization. Since our inception, we have incurred significant losses and, as of March 31, 2003, we had an accumulated deficit of $71.6 million.

Recent Developments

Restructuring charges

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ending September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. The restructuring program is estimated to result in annualized savings of approximately $3.0 million beginning in fiscal 2003, realized primarily in reduced operating costs as a result of reduced employee-related costs. As of March 31, 2003, 23 of the 44 employees had been terminated and the accrued restructuring liability was $679,000. For the quarterly period ended March 31, 2003, cash payments related to the restructuring program were $198,000. Remaining cash expenditures relating to workforce reduction and other related charges will be paid during fiscal 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due over the remainder of the lease terms through 2004.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies that are included/described in our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003

Operating results for the three-month period ended March 31, 2002 include the Jones Group since February 21, 2002.

Net Sales

Net sales in the three-month period ended March 31, 2003 were $6.3 million compared to $4.8 million for the same period in 2002, a growth of 31%. For the first quarter of 2003, instrument sales comprised approximately 29% of net sales, chemistry consumables sales comprised approximately 54% of net sales, and service, integration services and contract research and development (“R&D”) together comprised approximately 17% of net sales. Instrument sales were $1.8 million in the first quarter of 2003 versus $2.6 million for the same period in 2002, due primarily to the effects of product transitions and discontinuance of legacy instrument products. Chemistry consumables sales were $3.4 million in the first quarter of 2003 versus $1.6 million in the same period of 2002, a growth of 106%. The substantial growth in chemistry consumables products is primarily attributable to the acquisition of the Jones Group.

Cost of sales

Cost of sales, comprised of cost of products and cost of services was $3.5 million in the three-month period ended March 31, 2003 versus $2.6 million for the same period in 2002, an increase of 35%. The increase in cost of sales is primarily due to the higher sales volume relative to the same period in the prior year. Gross margin as a percent of sales was 44.1% for the first quarter of 2003 compared to 45.6% for the first quarter of 2002. Consistent with expectations, lower margin performance was primarily due to a combination of lower instrument sales volume and product mix. The gross margin as a percent of sales for the quarterly period ended March 31, 2003 includes the favorable impact of approximately $247,000 related to the sale of discontinued products previously charged to cost of sales as excess inventory in the third quarter of 2002.

Research and development expenses

Research and development expenses decreased to $1.3 million for the three-month period ended March 31, 2003 compared to $1.4 million for the same period in 2002, a decrease of 6%. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. The decrease was primarily attributable to lower personnel costs resulting from the effects of the restructuring program initiated in the third quarter of 2002 and reduced stock-based compensation expenses, offset by approximately $50,000 due to the full quarter effect of the addition of the Jones Group. Stock-based compensation expenses related to research and development decreased by $68,000 for the first quarter of 2003 as compared to the same period in 2002.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $3.8 million in the three-month period ended March 31, 2003 from $3.9 million for the same period in 2002, a decrease of 3%. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The decrease was primarily attributable to the effects of the restructuring efforts initiated in the third quarter of 2002 and reduced stock-based compensation charges, offset by approximately $481,000 due to the full quarter effect of the Jones Group. Stock-based compensation expenses related to selling, general and administration decreased by $114,000 for the first quarter of 2003, as compared to the first quarter of 2002.

Amortization of purchased intangible assets and acquired in-process research & development

For the quarter ended March 31, 2003, the Company recorded amortization of purchased intangibles of $211,000 related to the March 1, 2001 acquisition of ATSI and the February 20, 2002 acquisition of Jones Group compared to $119,000 in the same period of 2002. The increase in amortization expense is due to the full quarter effect of the Jones Group.

Interest and Other Income (Expense), net

Interest and other income decreased to $243,000 for the three-month period ended March 31, 2003 as compared to $304,000 for the same period in 2002, primarily because of lower average balances of invested cash, cash equivalents, and short-term investments and reduced interest rates consistent with the overall interest rate decline of high quality short-term investments. Interest and other expense was $178,000 for the first quarter of 2003 compared to $139,000 in the same period in 2002 primarily due to the interest associated with the notes payable for the Jones Group acquisition.

Provision for Income Taxes

The Company recorded a provision for income taxes of approximately $58,000 to record the UK corporate tax liability of Jones Group for the three-month period ended March 31, 2003 as compared to approximately $37,000 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had cash, cash equivalents, short-term investments and restricted cash of $35.6 million compared to $39.2 million at December 31, 2002. The decrease was primarily due to the use of $2.7 million in general operating activities, approximately $378,000 used for capital expenditures, approximately $198,000 in cash payments related to restructuring activities initiated in the third quarter of 2002, and approximately $101,000 in cash used for principal payments on notes payable and capital lease obligations.

The restricted cash amount is denominated in British Pounds Sterling and represents the cash used to secure the notes payable of £7,650,000 (approximately $10.9 million) as purchase consideration in the acquisition of the Jones Group. The notes are payable over two years carrying an initial interest rate of 3.9% per annum for the twelve month period commencing on the date of note issuance, payable quarterly. Following the initial twelve-month period, the interest rate on the notes is set to the Barclays Bank base rate on the business day immediately preceding each quarterly interest period.

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

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. Through March 31, 2003, the Company had repurchased 50,000 shares of outstanding common stock at an average price of $0.93 per share.

The Company expects to have negative cash flows from operations through at least the first three quarters of 2003. We may also use cash resources to fund additional collaborative or strategic relationships, acquisitions or investments in other businesses, technologies or product lines. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing on acceptable terms. We believe that our current cash balances will be sufficient to fund our operations through at least the next 12 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations. We may be required to obtain funds through arrangements with collaborative or strategic partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

The following summarizes the Company’s contractual cash obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period:

		Less than	1 to 3	4 to 5
Contractual Obligations	Total	1 year	years	years

Notes payable (Jones Group)	$12,031	$—	$12,031	$—
Capital lease obligations	64	64	—	—
Operating lease obligations	1,340	996	344	—

Total contractual cash obligations	$13,435	$1,060	$12,375	$—

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

We have incurred operating losses and negative cash flows from operations since our inception. As of March 31, 2003, we had an accumulated deficit of $71.6 million and we recorded net losses of $2.5 million for the three-month period ended March 31, 2003. Although we expect to become cash flow positive in the fourth quarter of 2003, we expect to continue to incur operating and net losses during 2003 and we may never generate positive cash flows.

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

Pharmaceutical, biotechnology, life sciences and chemical organizations have historically performed chemistry development using traditional laboratory methods. To date, our products have not been widely adopted by these industries. The commercial success of our products will depend upon the adoption of these products as a method to develop chemical compounds for these industries. In order to be successful, our products must meet the performance and pricing requirements for chemistry development within the pharmaceutical, biotechnology, life sciences and chemical industries. Market acceptance will depend on many factors, including our ability to:

•	Convince prospective customers that our products are a cost-effective alternative to traditional methods and other technologies that may be introduced for chemistry development.

•	Convince prospective customers that our products provide the same or enhanced quality and accuracy as compared with traditional methods and other new technologies that may be developed.

•	Manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

•	Install and service sufficient numbers of our instruments, particularly new instruments such as the Advantage Series™ 3400 process chemistry workstation.

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

We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, including our current research collaboration with Pfizer and GSK, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products. During the first quarter of 2003, we launched a new product from the Pfizer and ICI consortium, the Advantage Series™ 3400 workstation, and this product is important to our ability to increase revenues in 2003 and beyond. Our failure to achieve our anticipated levels of revenues for this product will harm our ability to achieve our financial goals during 2003.

Our instrument products have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter.

Our ability to obtain customers for our instrument products depends in significant part upon the perception that our instrument products can help accelerate efforts in chemical development. The sale of many of our instrument products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycles of many of our instrument products are lengthy and subject to a number of risks that are beyond our control, including customers’ budgetary constraints and internal acceptance reviews. Since instruments represented 45% of total revenue in 2002, our revenues could fluctuate significantly from quarter to quarter, due to this lengthy and unpredictable sales cycle. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenues decline or do not grow as we anticipate, we might not be able to correspondingly reduce our operating expenses. Our failure to achieve our anticipated levels of revenues could significantly harm our operating results for a particular fiscal period. Due to the possibility of fluctuations in our operating results, we believe that quarter-to-quarter comparisons of our operating results are not always a good indication of our future performance.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Approximately 48% of our net sales are exposed to foreign currency risk. Approximately 21% of our operating expenses are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. The use of the Euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

We compete with companies worldwide that are engaged in the development and production of similar products. We face competition primarily from the following three sectors:

•	pharmaceutical companies developing their own instruments;
•	companies marketing products based upon parallel synthesis and other non-traditional technologies, such as Mettler-Toledo AG and several smaller instrument and reagent companies; and
•	companies marketing conventional products based on traditional chemistry methodologies, such as Biotage (a subsidiary of Dyax Corp.) and Isco, Inc.

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

Our principal stockholders, directors and executive officers beneficially own approximately 51% of our common stock, which may prevent new investors from influencing corporate decisions.

Our principal stockholders, those who currently own 5% or greater of our common stock, together with our directors and executive officers beneficially own approximately 51% of our outstanding common stock. They will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures have not changed significantly from those set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13(a)-14(c) under the Securities Exchange Act of 1934 (“Exchange Act”) are effective to ensure that information required to be disclosed by the Company in this report and other reports that it files under the Exchange Act is recorded, processed, summarized and reported within the periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. At March 31, 2003, the Company had repurchased 50,000 shares of outstanding common stock at an average price of $0.93 per share.

We amended our Bylaws to allow a special meeting of the stockholders to be called by one or more stockholders holding shares in the aggregate entitled to cast not less than ten percent (10%) of the votes at that meeting.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report on Form 10-Q.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2003	ARGONAUT TECHNOLOGIES, INC.

By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer

By:	/s/ DAVID J. FOSTER

David J. Foster
Sr. Vice President and Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
Form 10-Q
Quarterly Period Ended March 31, 2003

EXHIBIT INDEX

Number	Description of Document

2.1***	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2****	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of Registrant, adopted March 17, 2003.

4.3***	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4****	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5****	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

10.1*	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.

10.2*	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.

10.3*	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.

10.4*	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.

10.5*	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.

10.6*	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.

10.7*	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.

10.8*	Manufacturing Agreement between the Registrant and Merck, Inc. dated June 24, 1997, as amended.

10.9*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.10*	1995 Stock Plan.

10.11*	1995 Stock Plan Form of Stock Option Agreement.

10.12	2000 Incentive Stock Plan, as amended, March 17, 2003.

10.13	2000 Employee Stock Purchase Plan, as amended, March 17, 2003.

10.14**	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.

10.15**	Agreement between the Registrant and David P. Binkley dated December 5, 2001.

10.16**	Agreement between the Registrant and John T. Supan dated January 10, 2002.

10.17*****	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.

10.18******	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

**	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

***	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

****	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

*****	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

******	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Lissa A. Goldenstein, President and Chief Executive Officer of Argonaut Technologies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Argonaut Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ DAVID J. FOSTER
David J. Foster
Sr. Vice President and Chief Financial Officer