Form 10-Q
period 2003-06-30
ARGONAUT TECHNOLOGIES INC
filed 2003-08-13
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ]   No [X]

There were 20,193,201 shares of the registrant’s common stock outstanding on July 31, 2003.

Argonaut Technologies, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,043	$20,895
Short-term investments	9,621	5,999
Accounts receivable, net	5,479	4,389
Inventories	7,481	6,280
Prepaid expenses & other current assets	254	727
Notes receivable	635	237

Total current assets	34,513	38,527
Restricted cash	11,367	12,327
Property and equipment, net	4,504	4,921
Goodwill	10,173	10,173
Other intangible assets, net	5,720	6,425
Assets held for sale	289	—

	$66,566	$72,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,057	$1,873
Accrued compensation	1,501	1,087
Other accrued liabilities	2,044	2,506
Deferred revenue	1,117	1,972
Current portion of capital lease obligations	—	88
Current portion of notes payable	11,304	—

Total current liabilities	18,023	7,526
Long term debt	—	12,334
Stockholders’ equity:
Common stock	3	2
Additional paid-in capital	121,497	121,388
Deferred stock compensation	(30)	(74)
Accumulated other comprehensive income (loss)	602	289
Accumulated deficit	(73,529)	(69,092)

Total stockholders’ equity	48,543	52,513

	$66,566	$72,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales:
Products	$6,319	$6,026	$11,563	$10,240
Services	565	697	1,574	1,240

Total net sales	6,884	6,723	13,137	11,480

Costs and Expenses:
Costs of products	3,251	3,114	6,087	5,432
Costs of services	621	416	1,282	688
Research and development (Note A)	1,061	1,459	2,354	2,839
Selling, general and administrative (Note A)	3,731	4,801	7,521	8,714
Amortization of purchased intangibles	214	196	425	315

Total costs and expenses	8,878	9,986	17,669	17,988

Loss from operations	(1,994)	(3,263)	(4,532)	(6,508)
Other income (expenses):
Interest and other income	289	379	532	683
Interest and other expense	(148)	(110)	(326)	(249)

Net loss before provision for income taxes	(1,853)	(2,994)	(4,326)	(6,074)
Provision for income taxes	(53)	(163)	(111)	(200)

Net loss	$(1,906)	$(3,157)	$(4,437)	$(6,274)

Net loss per common share, basic and diluted	$(0.09)	$(0.16)	$(0.22)	$(0.32)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,114	19,966	20,068	19,771

Note A: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$6	$41	$18	$122
Selling, general and administrative	13	68	31	200

	$19	$109	$49	$322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(4,437)	$(6,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755	643
Amortization of other purchased intangibles	451	315
Disposal of fixed assets	102	—
Stock-based compensation	57	322
Change in cumulative translation adjustment	232	274
Changes in assets and liabilities:
Accounts receivable	(1,087)	993
Inventories	(1,181)	(239)
Prepaid expenses and other current assets	189	422
Accounts payable	184	(1,583)
Accrued compensation	414	(660)
Other accrued liabilities	(461)	(663)
Deferred revenue	(855)	(640)

Net cash used in operating activities	(5,637)	(7,090)

Cash flows from investing activities:
Capital expenditures	(562)	(407)
Business acquisition (net of cash received)	—	(6,273)
Purchase of short-term investments	(10,232)	(4,710)
Proceeds from the sales of short-term investments	4,622	4,510
Proceeds from the maturities of short-term investments	1,989	24,278
Purchase of licenses	(35)	—
Restricted cash	1,167	(10,863)

Net cash provided by (used in) investing activities	(3,051)	6,535

Cash flows from financing activities:
Principal payments on capital lease obligations	(94)	(101)
Repayment of long term debt	(1,167)	(22)
Net proceeds from issuances of common stock	97	175

Net cash provided by (used in) financing activities	(1,164)	52

Net decrease in cash and cash equivalents	(9,852)	(503)
Cash and cash equivalents at beginning of period	20,895	17,996

Cash and cash equivalents at end of period	$11,043	$17,493

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Risk-free interest rate	2.18%	4.21%	2.18%	4.07%
Dividend yield	—	—	—	—
Weighted-average expected life	3.6	4 years	3.6	4 years
Volatility	1.13	0.94	1.13	0.94

The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,906)	$(3,157)	$(4,437)	$(6,274)
Stock-based employee compensation expense included in reported net loss	10	91	36	279
Total stock-based employee compensation expense determined under fair value based methods for all awards	(381)	(483)	(753)	(479)

Pro forma net loss	$(2,277)	$(3,549)	$(5,154)	$(6,474)

Basid and diluted net loss per common share, as reported	$(0.09)	$(0.16)	$(0.22)	$(0.32)

Pro forma basic and diluted net loss per common share	$(0.11)	$(0.18)	$(0.26)	$(0.33)

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

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$5,418	$4,514
Work in process	896	709
Finished goods	1,167	1,057

	$7,481	$6,280

NOTE 4 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period. Due to the net loss position of the Company, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Options to purchase 4,061,596 and 3,332,769 shares of common stock were outstanding at June 30, 2003 and June 30, 2002, respectively, and warrants to purchase 80,665 shares of common stock were outstanding at June 30, 2003 and June 30, 2002, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three- and six-month periods ended June 30, 2003 and 2002, comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Loss	$(1,906)	$(3,157)	$(4,437)	$(6,274)
Unrealized gain (loss)	—	(3)	(6)	(150)
Cumulative translation adjustment	263	327	319	317

Comprehensive loss	$(1,643)	$(2,883)	$(4,124)	$(6,107)

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

In the transaction, the stockholders of JCL exchanged all of their respective shares of JCL’s stock for (i) cash in an aggregate amount of £3,825,000 ($5,431,500), (ii) 572,152 shares of unregistered Argonaut Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10,863,000). The aggregate purchase price, including transaction costs of $875,000, was approximately $19.0 million. Barclays Bank PLC guarantees the notes payable, which are redeemable for cash over a two-year period following the closing date. In addition, certain employees of the Jones Group that remained as employees after the transaction have received stock options to purchase an aggregate 349,800 shares of Argonaut’s Common Stock.

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

Six Months
Ended
June 30,
2002

(In thousands, except
per share data)
Total net sales	$13,236
Net loss	(6,131)
Net loss per share	(0.31)

NOTE 7 — GOODWILL AND OTHER PURCHASED INTANGIBLES

Goodwill and other purchased intangible assets have resulted from the acquisition of Camile Products, LLC now Argonaut Technologies Systems, Inc. (“ATSI”) and the Jones Group. Goodwill and other intangible assets with indefinite lives are not amortized subsequent to the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

The amortization expense relating to the purchased intangible assets for the three- and six-month periods ended June 30, 2003 was $225,000 and $451,000 respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at June 30, 2003:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Completed technology	$5,539	$(1,075)
Licences	1,435	(103)
Tradenames	250	(37)

Total	$7,224	$(1,215)

NOTE 8 — RESTRUCTURING CHARGES

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. At June 30, 2003, 26 of the 44 employees had been terminated.

Remaining cash expenditures relating to workforce reduction will be paid during 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2004. A summary of the restructuring activity is as follows (in thousands):

		2002			2003

				Accrued		Accrued
	Charge in	Noncash	Cash	Restructuring at	Cash	Restructuring at
	August 2002	Charges	Payments	December 31, 2002	Payments	June 30, 2003

Workforce reductions	$630	$—	$(212)	$418	$(248)	$170
Abandonment of excess equipment	683	(683)	—	—	—	—
Abandonment of excess leased facilities	356	—	—	356	—	356
Other	133	—	(30)	103	(95)	8

Total	$1,802	$(683)	$(242)	$877	$(343)	$534

NOTE 9 — SUBSEQUENT EVENTS

On July 30, 2003, the Company announced the sale of its HPLC business to the Grace Vydac business unit of W.R. Grace & Co. The sale included the Genesis® and ApexTM brands of HPLC columns and HPLC-related capital assets and trademarks. The divestiture enables the Company to focus R&D and sales and marketing efforts on core product areas providing consumable and instrument products to the critical areas of drug development.

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

Overview

Argonaut develops innovative products designed to help pharmaceutical and other chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our chemistry consumable products, instrumentation products and services. We commenced commercial shipment of our first generation instrument in 1996, the Quest product line in 1997, the Trident product line in 1998,the Surveyor and the Endeavor product lines in 2000, and the Advantage Series™ product line in 2003. Revenue from sales of our instrument products and integration services are recognized when delivery and installation of the product is complete. We also derive revenues from the sale of reagents, and other instrument related consumables and consumables products of Jones Chromatography Limited (“Jones Group”), which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization. Since our inception, we have incurred significant losses and, as of June 30, 2003, we had an accumulated deficit of $73.5 million.

Recent Developments

Restructuring charges

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ending September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. The restructuring program is estimated to result in annualized savings of approximately $3.0 million beginning in fiscal 2003, realized primarily in reduced operating costs as a result of reduced employee-related costs. As of June 30, 2003, 26 of the 44 employees had been terminated and the accrued restructuring liability was $534,000. For the three- and six-month periods ended June 30, 2003, cash payments related to the restructuring program were $145,000 and $343,000 respectively. Remaining cash expenditures relating to workforce reduction and other related charges will be paid during 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due over the remainder of the lease terms through 2004.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies that are included/described in our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2003

Operating results for the three-and six-month periods ended June 30, 2002 include the Jones Group since February 21, 2002.

Net sales

Net sales in the three-month period ended June 30, 2003 were $6.9 million compared to $6.7 million for the same period in 2002, an increase of 2%. For the second quarter of 2003, instrument sales comprised approximately 41% of net sales, chemistry consumables sales comprised approximately 43% of net sales, and service, integration services and contract research and development (“R&D”) together comprised approximately 16% of net sales. Instrument sales were $3.0 million in the second quarter of 2003 versus $2.9 million for the same period in 2002, an increase of 3%. The transition away from discontinued legacy instrument products was largely completed during the quarter with year over year growth achieved primarily through the impact of new products. Chemistry consumables sales were $3.0 million in the second quarter of 2003 versus $3.0 million in the same period of 2002. For the six-month period ending June 30, 2003, net sales totaled $13.1 million compared to $11.5 million for the same quarter in 2002, an increase of 14%. For the six-month period ending June 30, 2003, instrument sales were $4.7 million, or 36% of total net sales, versus $5.4 million, or 47% of total net sales, as compared to the same period in 2002, due primarily to the effects of product transitions and discontinuance of legacy instrument products. Chemistry consumable sales for the six-month period ending June 30, 2003 were $6.3 million versus $4.6 million in the same period in 2002, an increase of 35%. The substantial growth in chemistry consumables products is primarily attributable to the acquisition of the Jones Group.

Cost of sales

Cost of sales, comprised of cost of products and cost of services was $3.9 million in the three-month period ended June 30, 2003 versus $3.5 million for the same period in 2002, an increase of 10%. The increase in cost of sales is primarily due to the higher cost of services as compared to the same period in the prior year. Gross margin as a percent of sales was 43.8% for the second quarter of 2003 compared to 47.5% for the second quarter of 2002. Lower margin performance was primarily due to lower margin performance for services caused by product mix concentrations of contract research and development (approximately 16% of sales as noted above), which carry nominal margins. Product gross margin as a percent of sales increased to 48.6% for the quarter ended June 30, 2003 as compared to 48.3% for the same period in 2002. The gross margin as a percent of sales for the quarterly period ended June 30, 2003 includes the favorable impact of approximately $146,000 related to the sale of discontinued products previously charged to cost of sales as excess inventory in the third quarter of 2002. For the six-month period ended June 30, 2003, cost of sales was $7.4 million versus $6.1 million for the same period in 2002. The increase in cost of sales was primarily due to higher sales volume relative to the same period in the prior year. Gross margin as a percent of sales for products was 47.4% for the first half of 2003, as compared to 47.0% for the same period in 2002. The gross margin as a percent of sales for the six-month period ended June 30, 2003 includes the favorable impact of approximately $393,000 related to the sale of discontinued products previously charged to cost of sales as excess inventory in the third quarter of 2002.

Research and development expenses

Research and development expenses decreased to $1.1 million for the three-month period ended June 30, 2003 compared to $1.5 million for the same period in 2002, a decrease of 27%. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. The decrease was primarily attributable to lower personnel costs resulting from the effects of the restructuring program initiated in the third quarter of 2002 and reduced stock-based compensation expenses. Stock-based compensation expenses related to research and development decreased by $35,000 for the second quarter of 2003 as compared to the same period in 2002. For the six-month period ended June 30, 2003, research and development expenses decreased to $2.4 million as compared to $2.8 million for the same period in 2002, a decrease of 17%, due primarily to lower personnel costs resulting from the third quarter 2002 restructuring program. Had the Jones Group been included for the full six-month period for 2002, the additional spending decrease would have been approximately $50,000, or a total decrease of 19%. Stock-based compensation expenses related to research and development decreased by $104,000 for the first half of 2003 as compared to the same period in 2002.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $3.7 million in the three-month period ended June 30, 2003 from $4.8 million for the same period in 2002, a decrease of 22%. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The decrease was primarily attributable to the effects of the restructuring efforts initiated in the third quarter of 2002 and reduced stock-based compensation charges. Stock-based compensation expenses related to selling, general and administration decreased by $55,000 for the second quarter of 2003, as compared to the second quarter of 2002. Selling, general and administrative expenses decreased to $7.5 million for the six-month period ended June 30, 2003 from $8.7 million for the same period in 2002, a decrease of 14%. The decrease was primarily due to lower personnel costs resulting from the third quarter 2002 restructuring program. Had the Jones Group been included for the full six-month period for 2002, the additional spending decrease would be approximately $481,000, or a total decrease of 18%.

Amortization of purchased intangible assets

For the quarter ended June 30, 2003, the Company recorded amortization of purchased intangibles of $214,000 related to the March 1, 2001 acquisition of ATSI, the February 20, 2002 acquisition of Jones Group, and other purchased intangibles compared to $196,000 in the same period of 2002. For the six-month period ended June 30, 2003, the Company recorded amortization of purchased intangibles of $425,000 as compared to $315,000 for the same period in 2002, due to the increased intangibles resulting from the acquisition of the Jones Group.

Interest and other income (expense), net

Interest and other income decreased to $289,000 for the three-month period ended June 30, 2003 as compared to $379,000 for the same period in 2002, primarily because of lower average balances of invested cash, cash equivalents, and short-term investments and reduced interest rates consistent with the overall interest rate decline of high quality short-term investments. Interest and other expense was $148,000 for the second quarter of 2003 compared to $110,000 in the same period in 2002. For the six-month period ended June 30, 2003, interest and other income decreased to $532,000 as compared to $683,000 for the same period in 2002, due to the same factors driving the second quarter results. Interest and other expense was $326,000 for the first half of 2003 as compared to $249,000 for the first half of 2002 primarily due to the full year of interest associated with the notes payable for the Jones Group acquisition.

Provision for income taxes

The Company recorded a provision for income taxes of approximately $53,000 to record the UK corporate tax liability of Jones Group for the three-month period ended June 30, 2003 as compared to approximately $163,000 for the same period in 2002. For the first half of 2003 and 2002, the Company recorded tax provisions of approximately $111,000 and $200,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had cash, cash equivalents, short-term investments and restricted cash of $32.0 million compared to $39.2 million at December 31, 2002. The decrease was primarily due to the use of $5.6 million in general operating activities, approximately $562,000 used for capital expenditures, approximately $343,000 in cash payments related to restructuring activities initiated in the third quarter of 2002, and approximately $1.2 million in cash used for principal payments on notes payable and capital lease obligations.

The restricted cash amount is denominated in British Pounds Sterling and represents the cash used to secure the notes payable of £7,650,000 (approximately $10.9 million) as purchase consideration in the acquisition of the Jones Group. The notes are payable over two years carrying an initial interest rate of 3.9% per annum for the twelve month period commencing on the date of note issuance, payable quarterly. Following the initial twelve-month period, the interest rate on the notes is set to the Barclays Bank base rate on the business day immediately preceding each quarterly interest period. At June 30, 2003, approximately £822,000 of the note principal had been paid, with the remainder payable at April 30, 2004.

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

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. Through June 30, 2003, the Company had repurchased 50,000 shares of outstanding common stock at an average purchase price of per share of $0.93.

The Company expects to have negative cash flows from operations through the third quarter of 2003. We may also use cash resources and raise additional funds to fund additional collaborative or strategic relationships, acquisitions or investments in other businesses, technologies or product lines. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing on acceptable terms. We believe that our current cash balances will be sufficient to fund our operations through at least the next 12 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations. We may be required to obtain funds through arrangements with collaborative or strategic partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

The following summarizes the Company’s contractual cash obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period:

		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Notes payable (Jones Group)	11,304	11,304	—	—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,179	1,048	129	2	—

Total contractual cash obligations	$12,483	$12,352	$129	$2	$—

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

We have incurred operating losses and negative cash flows from operations since our inception. As of June 30, 2003, we had an accumulated deficit of $73.5 million and we recorded net losses of $4.4 million for the six-month period ended June 30, 2003. Although we expect to become cash flow positive in the fourth quarter of 2003, we expect to continue to incur operating and net losses during 2003 and we may never generate positive cash flows.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have acquired complementary businesses and may choose to acquire others in the future. We completed our acquisition of ATSI in March 2001 and Jones Group in February 2002. During 2002 and the first half of 2003, we made significant progress integrating the Jones Group business; however, we continue to have remaining integration activities and projects. Our failure to completely and successfully integrate this business may materially affect our business going forward.

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

We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, including both our current research collaboration with Pfizer and GSK, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products. During the first half of 2003, we launched a new product from the Pfizer and ICI consortium, the Advantage Series™ 3400 workstation, and this product is important to our ability to increase revenues in 2003 and beyond. Our failure to achieve our anticipated levels of revenues for this product will harm our ability to achieve our financial goals during 2003.

Our instrument products have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter.

Our ability to obtain customers for our instrument products depends in significant part upon the perception that our products can help accelerate efforts in chemical development. The sale of many of our instrument products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycles of many of our instrument products are lengthy and subject to a number of risks that are beyond our control, including customers’ budgetary constraints and internal acceptance reviews. Our revenues could fluctuate significantly from quarter to quarter, due to this lengthy and unpredictable sales cycle. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenues decline or do not grow as we anticipate, we might not be able to correspondingly reduce our operating expenses. Our failure to achieve our anticipated levels of revenues could significantly harm our operating results for a particular fiscal period. Due to the possibility of fluctuations in our operating results, we believe that quarter-to-quarter comparisons of our operating results are not always a good indication of our future performance.

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

In order to be successful, we must recruit, retain and motivate executives and other key employees, including those in managerial, technical, marketing and sales positions. In particular, our product generation efforts depend on hiring and retaining qualified technical personnel. Attracting and retaining qualified sales representatives is also critical to our future. Experienced management and technical, marketing and support personnel in the chemistry instrumentation and consumables industry are in high demand and competition for their talents is intense, although current economic conditions have moderated this demand and competition for talent. The loss of key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on Argonaut’s strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty. Changes in management may be disruptive to our business and may result in the departure of existing employees, customers and/or research collaborators. It may take significant time to locate, retain and integrate qualified management personnel.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. Approximately 52% of our net sales are exposed to foreign currency risk. Approximately 27% of our operating expenses are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

Our business is subject to the effects of general global economic conditions, and particularly economic conditions in the United States and the United Kingdom. Specifically, our business is subject to the effects of market conditions in the pharmaceutical, biotechnology, life sciences and chemical industries. In recent quarters, our operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States, Europe, and Asia. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

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

There is no guarantee that an active trading market for our Common Stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active. If we fail to comply with the continued listing requirements of the NASDAQ National Market, we may be de-listed from trading on such market, and thereafter trading in our common stock, if any, would likely be conducted through the NASDAQ SmallCap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

Our stock price has been highly volatile, and your investment could suffer a further decline in value.

The trading price of our common stock has been highly volatile and ranged in 2003 from a per-share high of $1.61 to a low of $0.81 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

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

ITEM 4. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our

Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. At June 30, 2003, the Company had repurchased 50,000 shares of outstanding common stock at an average purchase price per share of $0.93.

We amended our Bylaws to allow 10 percent stockholders to call a special meeting of the stockholders at any time.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 5, 2003 the following proposals were adopted by the margins indicated:

1)	To elect the following Class III directors to hold office for a term of three years until the annual meeting of stockholders in the year 2006.

	Votes For	Votes Against	Votes Withheld

Mr. David G. Ludvigson	14,003,960	—	368,693
Mr. Brian W. Metcalf	14,213,665	—	158,988

Ms. Lissa A. Goldenstein and Mr. Hingge Hsu, M.D. continue to serve as Class I directors until the annual meeting of stockholders in the year 2004. Mr. Brook H. Byers and Mr. Peter M. Macintyre continue to serve as Class II directors until the annual meeting of stockholders in the year 2005.

2)	Ratification of appointment of Ernst & Young LLP as independent auditors of Argonaut Technologies, Inc. for the fiscal year ending December 31, 2003.

Votes For	Votes Against	Abstain	Broker Non-votes

14,284,574	85,587	2,493	—

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report on Form 10-Q.

(b)	Reports on Form 8-K.

On April 24, 2003, the Company filed a report on Form 8-K providing the contents of a press release issued by the Company announcing its financial results for the quarter ended March 31, 2003.

The Company filed no other reports on Form 8-K during the period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	ARGONAUT TECHNOLOGIES, INC.

	By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer

	By:	/s/ DAVID J. FOSTER

David J. Foster
Sr. Vice President and Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
Form 10-Q
Quarterly Period Ended June 30, 2003

EXHIBIT INDEX

Number	Description of Document

2.1***	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2****	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

3.2*******	Amendment to the Bylaws of Registrant.

4.3***	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4****	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5****	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

10.1*	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.

10.2*	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.

10.3*	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.

10.4*	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.

10.5*	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.

10.6*	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.

10.7*	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.

10.8*	Manufacturing Agreement between the Registrant and Merck, Inc. dated June 24, 1997, as amended.

10.9*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.10*	1995 Stock Plan.

10.11*	1995 Stock Plan Form of Stock Option Agreement.

10.12*******	2000 Incentive Stock Plan, as amended.

10.13*******	2000 Employee Stock Purchase Plan, as amended.

10.14**	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.

10.15**	Agreement between the Registrant and David P. Binkley dated December 5, 2001.

10.16**	Agreement between the Registrant and John T. Supan dated January 10, 2002.

10.17*****	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.

10.18******	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

**	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

***	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

****	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

*****	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

******	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

*******	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.