Form 10-Q
period 2003-09-30
ARGONAUT TECHNOLOGIES INC
filed 2003-11-13
CIK 1112880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-31019

ARGONAUT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3216714
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

1101 Chess Drive Foster City, CA (Address of principal executive offices)	94404 (zip code)

(650) 655-4200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

There were 20,247,613 shares of the registrant’s common stock outstanding on October 31, 2003.

Argonaut Technologies, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,646	$20,895
Short-term investments	7,836	5,999
Accounts receivable, net	4,630	4,389
Inventories	7,286	6,280
Prepaid expenses & other current assets	797	727
Notes receivable	262	237

Total current assets	32,457	38,527
Restricted cash	11,402	12,327
Property and equipment, net	4,398	4,921
Goodwill	9,410	10,173
Other intangible assets, net	4,664	6,425

	$62,331	$72,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,361	$1,873
Accrued compensation	1,159	1,087
Other accrued liabilities	2,452	2,506
Deferred revenue	481	1,972
Current portion of capital lease obligations	—	88
Current portion of notes payable	11,304	—

Total current liabilities	16,757	7,526
Long term debt	—	12,334
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	121,526	121,388
Deferred stock compensation	(17)	(74)
Accumulated other comprehensive income (loss)	657	289
Accumulated deficit	(76,594)	(69,092)

Total stockholders’ equity	45,574	52,513

	$62,331	$72,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales:
Products	$4,760	$6,238	$16,323	$16,478
Services	406	1,044	1,980	2,284

Total net sales	5,166	7,282	18,303	18,762

Costs and Expenses:
Costs of products	2,358	3,496	8,445	8,928
Costs of services	200	525	1,482	1,213
Costs of special charges - restructuring	—	765	—	765
Research and development (Note A)	1,063	1,468	3,417	4,307
Selling, general and administrative (Note A)	2,835	4,476	10,356	13,190
Amortization of purchased intangibles	202	209	627	524
Restructuring charges	—	1,802	—	1,802
Goodwill and other purchased intangibles write-off	1,612	—	1,612	—

Total costs and expenses	8,270	12,741	25,939	30,729

Loss from operations	(3,104)	(5,459)	(7,636)	(11,967)
Other income (expenses):
Realized gain on the sale of asset	460	—	460	—
Interest and other income	172	294	704	977
Interest and other expense	(173)	(173)	(499)	(422)

Net loss before provision for income taxes	(2,645)	(5,338)	(6,971)	(11,412)
Provision for income taxes	(420)	—	(531)	(200)

Net loss	$(3,065)	$(5,338)	$(7,502)	$(11,612)

Net loss per common share, basic and diluted	$(0.15)	$(0.27)	$(0.37)	$(0.59)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,196	19,973	20,111	19,839

Note A: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$4	$32	$22	$154
Selling, general and administrative	9	1	40	201

	$13	$33	$62	$355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(7,502)	$(11,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,075	1,014
Amortization of other purchased intangibles	657	540
Disposal of fixed assets	215	—
Stock-based compensation	93	354
Impairment charges	1,612	—
Non-cash portion of restructuring charges	—	683
Foreign currency translation	11	1
Changes in assets and liabilities:
Accounts receivable	(487)	1,405
Inventories	(1,589)	689
Prepaid expenses and other current assets	12	(245)
Accounts payable	(512)	(1,557)
Accrued compensation	72	(604)
Other accrued liabilities	(112)	18
Deferred revenue	(1,491)	(614)

Net cash used in operating activities	(7,946)	(9,928)

Cash flows from investing activities:
Capital expenditures	(928)	(662)
Business acquisition (net of cash received)	—	(6,273)
Proceeds from the sale of the HPLC assets	1,228	—
Purchase of short-term investments	(11,236)	(7,422)
Proceeds from the sales of short-term investments	—	4,510
Proceeds from the maturities of short-term investments	9,400	24,191
Purchase of licenses	(35)	(1,400)
Restricted cash	1,167	(10,863)

Net cash provided by (used in) investing activities	(404)	2,081

Cash flows from financing activities:
Principal payments on capital lease obligations	(94)	(121)
Repayment of long term debt	(1,167)	—
Repurchase of common stock	—	(47)
Net proceeds from issuances of common stock	102	177

Net cash provided by (used in) financing activities	(1,159)	9

Effect of exchange rate changes on cash	260	464
Net decrease in cash and cash equivalents	(9,249)	(7,374)
Cash and cash equivalents at beginning of period	20,895	17,996

Cash and cash equivalents at end of period	$11,646	$10,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

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

New Accounting Standards

In November of 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The effect of adopting EITF Issue No. 00-21 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The requirements of FIN No. 46 apply immediately to VIE’s created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. The Company does not currently have any investments in variable interest entities, therefore the adoption of FIN 46 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity” which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The effect of adopting SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Risk-free interest rate	3.00%	3.12%	2.30%	3.65%
Dividend yield	—	—	—	—
Weighted-average expected life	3.6 years	4.0 years	3.6 years	4 years
Volatility	0.81	0.94	1.08	0.94

The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net loss, as reported	$(3,065)	$(5,338)	$(7,502)	$(11,612)
Stock-based employee compensation expense included in reported net loss	13	15	49	312
Total stock-based employee compensation expense determined under fair value based methods for all awards	(397)	(343)	(1,208)	(870)

Pro forma net loss	$(3,449)	$(5,666)	$(8,661)	$(12,170)

Basid and diluted net loss per common share, as reported	$(0.15)	$(0.27)	$(0.37)	$(0.59)

Pro forma basic and diluted net loss per common share	$(0.17)	$(0.28)	$(0.43)	$(0.61)

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

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$5,493	$4,514
Work in process	636	709
Finished goods	1,157	1,057

	$7,286	$6,280

In the third quarter of fiscal year 2002, the Company recorded a charge to cost of sales of $765,000 for inventories determined to be excess and obsolete based on the decision to discontinue active selling of those products as a component of a broader restructuring plan. See Note 8.

NOTE 4 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period. Due to the net loss position of the Company, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Options to purchase 3,910,832 and 4,203,616 shares of common stock were outstanding at September 30, 2003 and September 30, 2002, respectively, and warrants to purchase 80,665 shares of common stock were outstanding at September 30, 2003 and September 30, 2002, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three- and nine-month periods ended September 30, 2003 and 2002, comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(3,065)	$(5,338)	$(7,502)	$(11,612)
Unrealized gain (loss)	1	(9)	1	(159)
Cumulative translation adjustment	55	291	367	608

Comprehensive loss	$(3,009)	$(5,056)	$(7,134)	$(11,163)

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

The strategic acquisition of Jones Group created a combined company serving as a global provider of solutions for chemistry development. The addition of Jones Group to Argonaut strengthened and expanded the Company’s position in chemistry consumables sales, and increased the Company’s European business. The Jones Group is a leading manufacturer and distributor of high quality chromatography and purification accessories, consumables and instrumentation. Consumable items include leading brand sorbents, solid phase extraction (“SPE”) columns and 96-well plates, flash chromatography and High Performance Liquid Chromatography (“HPLC”) columns. It manufactures purification and other chemistry development instruments for the drug discovery market.

In the transaction, the stockholders of JCL exchanged all of their respective shares of JCL’s stock for (i) cash in an aggregate amount of £3,825,000 ($5,431,500), (ii) 572,152 shares of unregistered Argonaut Common Stock, and (iii) notes payable in the aggregate principal amount of £7,650,000 ($10,863,000). The aggregate purchase price, including transaction costs of $875,000, was approximately $19.0 million. Barclays Bank PLC guarantees the notes payable, which are redeemable for cash over a two-year period following the closing date. In addition, certain employees of the Jones Group that remained as employees after the transaction received stock options to purchase an aggregate 349,800 shares of Argonaut’s Common Stock at an average price per share of $3.1967.

The acquisition was accounted for under the purchase method of accounting. The 572,152 shares of unregistered Argonaut Common Stock issued in the transaction were valued at $3.196 per share based on the average closing price of Argonaut’s Common Stock on the Nasdaq Stock Market’s National Market on the two trading days prior and two trading days subsequent to the announcement date of the acquisition (February 11, 2002).

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

Nine Months
Ended
September 30,
2002

(In thousands, except
per share data)
Total net sales	$20,518
Net loss	(11,510)
Net loss per share	(0.58)

NOTE 7 – GOODWILL AND OTHER PURCHASED INTANGIBLES

Goodwill and other purchased intangible assets have resulted from the acquisition of Camile Products, LLC, now Argonaut Technologies Systems, Inc. (“ATSI”) and the Jones Group. Goodwill and other intangible assets with indefinite lives are not amortized subsequent to the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

All goodwill and intangible assets have been assigned to one of two reporting units. The AGNT-Legacy reporting unit consists primarily of goodwill and intangible assets related to the Company’s acquisition of ATSI. The Jones-Group reporting unit consists of goodwill and intangible assets deriving from the Company’s acquisition of Jones Chromatography, Ltd.

During the third quarter ended September 30, 2003 the Company performed an interim test for goodwill impairment in the light of lower than expected third quarter revenue. Based on the discounted cash flows of the AGNT-Legacy reporting unit, the Company recognized an impairment charge of $1.6 million relating to the goodwill and intangible assets associated with ATSI. Approximately $763,000 of the impairment charge was related to goodwill associated with ATSI, and the remainder was related to completed technology assets associated with the acquisition of ATSI.

The amortization expense relating to the purchased intangible assets for the three- and nine-month periods ended September 30, 2003 was $229,000 and $680,000 respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at September 30, 2003:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Completed technology	$4,145	$(975)
Licenses	1,435	(147)
Tradenames	250	(44)

Total	$5,830	$(1,166)

NOTE 8 — RESTRUCTURING CHARGES

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. At September 30, 2003, 37 of the 44 employees had been terminated.

Remaining cash expenditures relating to workforce reduction will be paid during 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2004. A summary of the restructuring activity is as follows (in thousands):

		2002			2003

				Accrued		Restructuring at
	Charge in	Noncash	Cash	Restructuring at	Cash	September 30,
	August 2002	Charges	Payments	December 31, 2002	Payments	2003

Workforce reductions	$630	$—	$(212)	$418	$(274)	$144
Abandonment of excess equipment	683	(683)	—	—	—	—
Abandonment of excess leased facilities	356	—	—	356	(19)	337
Other	133	—	(30)	103	(95)	8

Total	$1,802	$(683)	$(242)	$877	$(388)	$489

NOTE 9 – REALIZED GAIN ON THE SALE OF NET ASSETS

On July 30, 2003, the Company announced the sale of its HPLC business to the Grace Vydac business unit of W.R. Grace & Co. The sale included the Genesis® and ApexTM brands of HPLC columns and HPLC-related capital assets and trademarks. The divestiture enables the Company to focus R&D and sales and marketing efforts on core product areas providing consumable and instrument products to the critical areas of drug development. The pretax gain on the sale of net assets was approximately $460,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, the expected range of earnings before interest, taxes and depreciation and amortization, research and development activities and sales and marketing initiatives such as our plan to concentrate our efforts in those areas such as building our core consumables business, possible future acquisitions, the anticipated effects of the acquisition of Jones Group to our net sales performance and pre-tax operating results, our plans to discontinue non-performing consumable products and certain legacy instrument products, the anticipated effects of our recent restructuring program and related accruals, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, and our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the company we recently acquired and successfully capitalize on anticipated synergies and growth opportunities, and the risk that our restructuring programs do not proceed as planned and that we incur unexpected expenses in connection with the implementation thereof. For a further discussion of these and other risks and uncertainties related to our business see “Factors That May Affect Our Future Results” below.

Overview

Argonaut develops innovative products designed to help pharmaceutical and other chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our chemistry consumable products, instrumentation products and services. We commenced commercial shipment of our first generation instrument in 1996, the Quest product line in 1997, the Trident product line in 1998,the Surveyor and the Endeavor product lines in 2000, and the Advantage Series™ product line in 2003. Revenue from sales of our instrument products and integration services are recognized when delivery and installation of the product is complete. We also derive revenues from the sale of reagents, and other instrument related consumables and consumables products of Jones Chromatography Limited (“Jones Group”), which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization. Since our inception, we have incurred significant losses and, as of September 30, 2003, we had an accumulated deficit of $76.6 million.

Recent Developments

Impairment charges to goodwill and other purchased intangibles

During the third quarter ended September 30, 2003 we performed an interim test for goodwill impairment in light of lower than expected third quarter revenue. Based on the discounted cash flows of our AGNT-Legacy reporting unit, we recognized an impairment charge of $1.6 million relating to the goodwill and intangible assets associated with ATSI. Approximately $763,000 of the impairment charge was related to goodwill associated with ATSI, and the remainder was related to completed technology assets associated with the acquisition of ATSI.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies that are included/described in our Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003.

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003

Operating results for the three-and nine-month periods ended September 30, 2002 include the Jones Group since February 21, 2002.

Net sales

Net sales in the three-month period ended September 30, 2003 were $5.2 million compared to $7.3 million for the same period in 2002, a decrease of 29%. For the third quarter of 2003, instrument sales comprised approximately 28% of net sales, chemistry consumables sales comprised approximately 52% of net sales, and service, integration services and contract research and development (“R&D”) together comprised approximately 20% of net sales. Instrument sales were $1.5 million in the third quarter of 2003 versus $2.6 million for the same period in 2002, a decrease of 44%. The decrease was caused by slower than anticipated growth of new instrument product sales combined with the transition away from discontinued legacy instrument products, begun in 2002, which accounted for $1.4 million of instrument sales in the third quarter of 2002 compared to $0.3 million in the three-month period ended September 30, 2003. Chemistry consumables sales were $2.7 million in the third quarter of 2003 versus $3.5 million in the same period of 2002, a decrease of 23%. The decrease was primarily due to the impact of the HPLC business divestiture and lower resin product sales. The recently divested HPLC business contributed approximately $0.2 million to chemistry consumables sales in the third quarter of 2003 versus $0.7 million in the same period of 2002. For the nine-month period ended September 30, 2003, net sales totaled $18.3 million compared to $18.8 million for the same quarter in 2002, a decrease of 2%. For the nine-month period ending September 30, 2003, instrument sales were $5.9 million, or 32% of total net sales, versus $7.2 million, or 38% of total net sales, as compared to the same period in 2002, due primarily to the effects of product transitions and discontinuance of legacy instrument products. Chemistry consumable sales for the nine-month period ended September 30, 2003 were $8.9 million versus $8.1 million in the same period in 2002, an increase of 10%, due primarily to the acquisition of the Jones Group.

Cost of sales

Cost of sales, comprised of cost of products and cost of services and cost of sales-special charges was $2.6 million in the three-month period ended September 30, 2003 versus $4.8 million for the same period in 2002, a decrease of 46%, due primarily to lower sales volume and the inclusion of $0.8 million of special charges in 2002 related to the write-off of excess and obsolete inventory recorded based on the Company’s decision to discontinue active selling of those products as a component of a broader restructuring plan. Gross margin as a percent of sales was 50.5 % for the third quarter of 2003 compared to 34.3% for the third quarter of 2002. Product gross margin as a percent of sales increased to 50.5% for the quarter ended September 30, 2003 as compared to 44.0% for the same period in 2002. The gross margin as a percent of sales for the quarterly period ended September 30, 2003 includes the favorable impact of approximately $66,000 related to the sale of discontinued products previously charged to cost of sales as excess inventory in the third quarter of 2002. For the nine-month period ended September 30, 2003, cost of sales was $9.9 million versus $10.9 million for the same period in 2002. Gross margin as a percent of sales for products was 48.6% for the nine-month period ended September 30, 2003, as compared to 41.9% for the same period in 2002. The gross margin as a percent of sales for the nine-month period ended September 30, 2003 includes the favorable impact of approximately $459,000 related to the sale of discontinued products previously charged to cost of sales as excess inventory in the third quarter of 2002.

Research and development expenses

Research and development expenses were $1.1 million for the three-month period ended September 30, 2003 compared to $1.5 million for the same period in 2002, a decrease of 28%. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. The decrease was primarily attributable to lower personnel costs resulting from the effects of the restructuring program initiated in the third quarter of 2002 and reduced stock-based compensation expenses. Stock-based compensation expenses related to research and development decreased by $28,000 for the third quarter of 2003 as compared to the same period in 2002. For the nine-month period ended September 30, 2003, research and development expenses decreased to $3.4 million as compared to $4.3 million for the same period in 2002, a decrease of 21%, due primarily to lower personnel costs resulting from the third quarter 2002 restructuring program. Stock-based compensation expenses related to research and development decreased by $132,000 for the nine-month period ended September 30, 2003 as compared to the same period in 2002.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $2.8 million in the three-month period ended September 30, 2003 from $4.5 million for the same period in 2002, a decrease of 37%. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The decrease was primarily attributable to the effects of the restructuring efforts initiated in the third quarter of 2002. Selling, general and administrative expenses decreased to $10.4 million for the nine-month period ended September 30, 2003 from $13.2 million for the same period in 2002, a decrease of 21%. The decrease was primarily due to lower personnel costs resulting from the third quarter 2002 restructuring program.

Amortization of purchased intangible assets

For the quarter ended September 30, 2003, the Company recorded amortization of purchased intangibles of $202,000 compared to $209,000 in the same period of 2002, a decrease of 3%, relating to the March 1, 2001 acquisition of ATSI, the February 20, 2002 acquisition of Jones Group and other purchased intangibles. For the nine-month period ended September 30, 2003, the Company recorded amortization of purchased intangibles of $627,000 as compared to $524,000 for the same period in 2002, an increase of 20%. The increase was due to the increased intangibles resulting from the acquisition of the Jones Group. During the third quarter ended September 30, 2003 the Company performed an interim test for goodwill impairment in light of lower than expected third quarter revenue. Based on the discounted cash flows of the AGNT-Legacy reporting unit, the Company recognized an impairment charge of $1.6 million relating to the goodwill and intangible assets associated with ATSI. Approximately $763,000 of the impairment charge was related to goodwill associated with ATSI, and the remainder was related to completed technology assets associated with the acquisition of ATSI.

Restructuring charges

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. The restructuring program is estimated to result in annualized savings of approximately $3.0 million beginning in fiscal 2003, realized primarily in reduced operating costs as a result of reduced employee-related costs. As of September 30, 2003, 37 of the 44 employees had been terminated and the accrued restructuring liability was $489,000. For the three- and nine-month periods ended September 30, 2003, cash payments related to the restructuring program were $45,000 and $388,000, respectively. Remaining cash expenditures relating to workforce reduction and other related charges will be paid during 2003. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due over the remainder of the lease terms through 2004.

Other income (expenses)

Interest and other income decreased by 42% to $172,000 for the three-month period ended September 30, 2003 as compared to $294,000 for the same period in 2002, primarily because of lower average balances of invested cash, cash equivalents, and short-term investments and reduced interest rates consistent with the overall interest rate decline of high quality short-term investments. Interest and other expense was $173,000 for the third quarter of 2003 compared to $173,000 in the same period in 2002. For the nine-month period ended September 30, 2003, interest and other income decreased by 28% to $704,000 as compared to $977,000 for the same period in 2002, due to the same factors driving the third quarter results. Interest and other expense was $499,000 for the first nine months of 2003 as compared to $422,000 for the same period of 2002 primarily due to the full year of interest associated with the notes payable for the Jones Group acquisition.

On July 30, 2003, the Company announced the sale of its HPLC business to the Grace Vydac business unit of W.R. Grace & Co. The sale included the Genesis® and ApexTM brands of HPLC columns and HPLC-related capital assets and trademarks. The divestiture enables the Company to focus R&D and sales and marketing efforts on core product areas providing consumable and instrument products to the critical areas of drug development. The pretax gain on the sale of net assets was approximately $460,000 for the three and nine-month period ended September 30, 2003.

Provision for income taxes

The Company recorded a provision for income taxes of approximately $420,000 to record the UK corporate tax liability of Jones Group for the three-month period ended September 30, 2003 as compared to zero recorded for the same period in 2002. The increase is due to the combination of higher UK net income and tax on the gain related to the sale of the HPLC business to the Grace Vydac business unit of W.R. Grace & Co. completed in July. For the first nine months of 2003 and 2002, the Company recorded tax provisions of approximately $531,000 and $200,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had cash, cash equivalents, short-term investments and restricted cash of $30.9 million compared to $39.2 million at December 31, 2002. The decrease was primarily due to the use of $7.9 million in general operating activities, approximately $928,000 used for capital expenditures, approximately $388,000 in cash payments related to restructuring activities initiated in the third quarter of 2002, and approximately $1.3 million in cash used for principal payments on notes payable and capital lease obligations.

The restricted cash amount of $11.4 million at September 30, 2003 is denominated in British Pounds Sterling and represents the cash used to secure the notes payable of £7,650,000 as purchase consideration in the acquisition of the Jones Group. The notes are payable over two years carrying an initial interest rate of 3.9% per annum for the twelve month period commencing on the date of note issuance, payable quarterly. Following the initial twelve-month period, the interest rate on the notes is set to the Barclays Bank base rate on the business day immediately preceding each quarterly interest period. At September 30, 2003, approximately £822,000 of the note principal had been paid, with the remainder payable at April 30, 2004.

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

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. Through September 30, 2003, the Company had repurchased 50,000 shares of outstanding common stock at an average purchase price of per share of $0.93.

The Company expects to have negative cash flows from operations through the fourth quarter of 2003. We may also use cash resources and raise additional funds to fund additional collaborative or strategic relationships, acquisitions or investments in other businesses, technologies or product lines. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing on acceptable terms. We believe that our current cash balances will be sufficient to fund our operations through at least the next 12 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations. We may be required to obtain funds through arrangements with collaborative or strategic partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

The Company expects that for the fourth quarter of 2003 earnings before interest, taxes and depreciation and amortization will be in a range of slightly positive by $200,000 to slightly negative by $200,000. These estimates are based on expectations of increased sales volume relative to the third quarter and continued progress in the reduction of operating expenses.

The following summarizes the Company’s contractual cash obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period:

		Less than	1 to 3	4 to 5
Contractual Obligations	Total	1 year	years	years

Notes payable (Jones Group)	$11,304	$11,304	$—	$—
Capital lease obligations	—	—	—	—
Operating lease obligations	914	847	67	—

Total contractual cash obligations	$12,218	$12,151	$67	$—

NEW ACCOUNTING STANDARDS

In November of 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The effect of adopting EITF Issue No. 00-21 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The requirements of FIN No. 46 apply immediately to VIE’s created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. The Company does not currently have any investments in variable interest entities, therefore the adoption of FIN 46 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity” which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The effect of adopting SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

We have incurred operating losses and negative cash flows from operations since our inception. As of September 30, 2003, we had an accumulated deficit of $76.6 million and we recorded net losses of $7.5 million for the nine-month period ended September 30, 2003. We expect to continue to incur operating and net losses through at least the fourth quarter of 2003 and we may never generate positive cash flows.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have acquired complementary businesses and may choose to acquire others in the future. We completed our acquisition of ATSI in March 2001 and Jones Group in February 2002. During 2002 and the first nine months of 2003, we made significant progress integrating the Jones Group business; however, we continue to have remaining integration activities and projects. Our failure to completely and successfully integrate this business may materially affect our business going forward.

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

Our ability to obtain customers for our instrument products depends, in significant part, upon the perception that our products can help accelerate efforts in chemical development. The sale of many of our instrument products typically involves a significant technical evaluation and commitment of capital by customers. Accordingly, the sales cycles of many of our instrument products are lengthy and subject to a number of risks that are beyond our control, including customers’ budgetary constraints and internal acceptance reviews. Our revenues could fluctuate significantly from quarter to quarter, due to this lengthy and unpredictable sales cycle. A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenues decline or do not grow as we anticipate, we might not be able to correspondingly reduce our operating expenses. Our failure to achieve our anticipated levels of revenues could significantly harm our operating results for a particular fiscal period. Due to the possibility of fluctuations in our operating results, we believe that quarter-to-quarter comparisons of our operating results are not always a good indication of our future performance.

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

We are exposed to fluctuations in the exchange rates of foreign currency and the US dollar.

As a global concern, we face exposure to adverse movements in foreign currency and US dollar exchange rates. Approximately 52% of our net sales are exposed to foreign currency risk. Approximately 27% of our operating expenses are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

We are listed on the NASDAQ National Market. There is no guarantee that an active trading market for our Common Stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active. If we fail to comply with the continued listing requirements of the NASDAQ National

Market, we may be de-listed from trading on such market, and thereafter trading in our common stock, if any, would likely be conducted through the NASDAQ SmallCap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

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

Our principal stockholders, defined as those who currently own 5% or greater of our common stock, together with our directors and executive officers beneficially own approximately 51% of our outstanding common stock. They will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our other stockholders.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. At September 30, 2003, the Company had repurchased 50,000 shares of outstanding common stock at an average purchase price per share of $0.93.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits have been filed with this report.

Number	Description of Document

2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(g)	Amendment to the Bylaws of Registrant.

4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

10.1(a)	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.

10.2(a)	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.

10.3(a)	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.

Number	Description of Document

10.4(a)	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.

10.5(a)	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.

10.6(a)	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.

10.7(a)	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.

10.9(a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.10(a)	1995 Stock Plan.

10.11(a)	1995 Stock Plan Form of Stock Option Agreement.

10.12(g)	2000 Incentive Stock Plan, as amended.

10.13(g)	2000 Employee Stock Purchase Plan, as amended.

10.14(b)	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.

10.15(b)	Agreement between the Registrant and David P. Binkley dated December 5, 2001.

10.16(b)	Agreement between the Registrant and John T. Supan dated January 10, 2002.

10.17(e)	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.

10.18(f)	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

(e)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

(f)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(g)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.

(b)	Reports on Form 8-K.

On July 30, 2003, the Company filed a report on Form 8-K providing the contents of a press release issued by the Company announcing its financial results for the quarter ended June 30, 2003.

The Company filed no other reports on Form 8-K during the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	ARGONAUT TECHNOLOGIES, INC.

	By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein President and Chief Executive Officer

	By:	/s/ DAVID J. FOSTER

David J. Foster Sr. Vice President and Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
Form 10-Q
Quarterly Period Ended September 30, 2003

EXHIBIT INDEX

Number	Description of Document

2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(g)	Amendment to the Bylaws of Registrant.

4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

10.1(a)	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.

10.2(a)	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.

10.3(a)	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.

10.4(a)	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.

10.5(a)	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.

10.6(a)	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.

10.7(a)	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.

10.9(a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.10(a)	1995 Stock Plan.

10.11(a)	1995 Stock Plan Form of Stock Option Agreement.

10.12(g)	2000 Incentive Stock Plan, as amended.

10.13(g)	2000 Employee Stock Purchase Plan, as amended.

10.14(b)	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.

10.15(b)	Agreement between the Registrant and David P. Binkley dated December 5, 2001.

10.16(b)	Agreement between the Registrant and John T. Supan dated January 10, 2002.

10.17(e)	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.

10.18(f)	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

Number	Description of Document

(e)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

(f)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(g)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.

Page 25 of 25