Form 10-K
period 2003-12-31
ARGONAUT TECHNOLOGIES INC
filed 2004-03-30
CIK 1112880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-31019

Argonaut Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3216714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1101 Chess Drive
Foster City, CA	94404
(Address of principal executive offices)	(zip code)
(650) 655-4200
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant as of June 30, 2003 was approximately $25.0 million based the closing price of $1.24 per share reported on the Nasdaq National Market reported for such date. The number of shares outstanding of the Registrant’s common stock on February 29, 2004 was 20,421,164 shares. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2004.

Argonaut Technologies, Inc.

Form 10-K

i

PART I

      This annual report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, our ability to be cash flow positive, research and development activities and sales and marketing initiatives such as our plan to concentrate our efforts in those areas such as building our core consumables business, possible future acquisitions, the anticipated effects of the acquisition of the Jones Group or the acquisition of ATSI to our net sales performance and pre-tax operating results, our plans to discontinue non-performing consumable products and certain legacy instrument products, the anticipated effects of our recent restructuring program and related accruals, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, and our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the company we recently acquired and successfully capitalize on anticipated synergies and growth opportunities, and the risk that our restructuring programs do not proceed as planned and that we incur unexpected expenses in connection with the implementation thereof. For a further discussion of these and other risks and uncertainties related to our business see the discussion set forth herein under “Additional Factors That May Affect Future Results”.

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

      We began marketing our first product in 1996. Currently, we market several different instrumentation product lines (instruments and software), and a wide variety of chemistry consumables. Through December 31, 2003, we have sold our products to more than 1,200 customers in the pharmaceutical, biotechnology, life sciences and chemical research industries and have installed nearly 3,300 instruments worldwide.

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

      On July 30, 2003, the Company announced the sale of its HPLC product line to the Grace Vydac business unit of W.R. Grace & Co. The sale principally included the Genesis® and ApexTM brands of HPLC columns inventory as well as HPLC-related capital assets and trademarks. The sale of these assets enables the Company to focus R&D and sales and marketing efforts on core product areas providing consumable and instrument products to the critical areas of drug development. The pretax gain on the sale of net assets was approximately $460,000.

      Our total business is currently unprofitable and consumes cash because of its early stage of development and its limited size and scale.

Industry

Background

      The pharmaceutical industry faces ever greater financial pressure to deliver both growth and profitability. One of the most significant issues is the productivity of research and development (“R&D”) efforts. Specifically, traditional drug discovery efforts have not increased the number of new drug candidates, new genomics-based technologies will take longer to exploit, and cost control initiatives are requiring more scientific output with minimal additional resources. According to the Pharmaceutical Research & Manufacturers of America, R&D spending in 2001 had more than tripled since 1990 ($30.3 billion vs. $8.4 billion in 1990), while only 24 new drugs were approved by the FDA in 2001 versus 30 in 1990. This decrease in R&D productivity is further amplified by the fact that drugs generating some $30 billion in U.S. sales are expected to lose U.S. patent protection or other forms of exclusivity from 2002 to 2006. With these current realities facing the pharmaceutical industry, there is keen awareness and justification for pharmaceutical companies to improve productivity throughout R&D.

      With the above challenges, and with competition in the pharmaceutical industry increasing, many R&D organizations have been exploring multiple strategies to enhance success rates. Recent completion of the sequencing of the human genome will provide an estimated 5,000 to 10,000 relevant new drug targets according to the publication, Science. The expected large influx of quality therapeutic targets will require greater efficiency in all stages of chemical discovery and development. Due to the high percentage of failed drug candidates, new strategies are utilizing small molecules with sufficient potencies to validate a new target before investing time and money on a faulty therapeutic concept. Such demands have driven the development of novel instrument and chemistry consumables technologies which enable chemists to produce more relevant compounds at a greater rate than previously possible.

Chemical Discovery and Development

      The process of discovering potential chemicals, which could prove useful as new medicines, involves a number of steps that can best be understood in the context of two phases:

•	Discovery Phase. Discovery is the process by which biologists and chemists organize drug targets identified through biology, including genomics, which is the study of gene function, and proteomics, which is the study of protein function, into biological screens. Chemists then test millions of compounds using high throughput biological screens to identify possible compounds that interact with the drug target.

•	Development Phase. Chemists optimize the pharmacological (potency), pharmacokinetic (availability and specificity) and toxicology (safety) of chemical leads for human testing and approval during the development phase. The development phase can be further broken down into three stages:

•	Lead Identification. During lead identification, chemists evaluate, using a specific process, the hundreds of potential lead chemicals that could be drug candidates that may emerge from the discovery phase. Chemists perform successive rounds of chemical syntheses to create numerous variants of the drug candidates to find compounds likely to have appropriate drug properties. They then work to optimize these compounds for their biological potency, thus creating lead compounds.

•	Lead Optimization. In pre-clinical development, chemists further refine a limited number of lead compounds into clinical drug candidates by applying additional chemistry methodologies in the pre-clinical development process. During this process, chemists make relatively small changes to the compounds in order to optimize their safety and pharmacokinetic properties.

•	Process Development. During clinical development, chemists test clinical drug candidates in humans to demonstrate their safety and effectiveness, or efficacy. The successful outcome of clinical trails may result in regulatory approval to commercialize the new drug product. During this phase of development, chemists optimize the methods by which they will manufacture much larger quantities of the compound being tested. Manufacturing process development involves optimizing the chemical synthesis process in order to yield much larger quantities of the drug than were needed in the previous phases. By optimizing and selecting the most effective method of compound synthesis, chemists reduce the cost of synthesis. This may be achieved by reducing the number of products used in synthesis, improving the yield of the desired compound or reducing the time needed for synthesis.

Traditional Chemistry Methods for Chemical Development

      Chemists typically employ traditional chemistry synthesis methods in their drug development efforts. Utilizing traditional methods of chemical synthesis, a chemist performs a series of chemical reactions, or transformations, until the desired compound is obtained. Chemists generally achieve each transformation in a four-part process:

1. Set-up and Execution of Reaction

      Chemists build a reaction apparatus as the first step in chemical synthesis. Chemists often construct the apparatus using a variety of traditional laboratory components depending on the type of chemistry they are performing. Chemists use the apparatus to combine chemicals, reagents and solutions, which the chemist will often heat or cool to specific temperatures under air and moisture-free, or inert, conditions. The chemist then monitors reactions over time to determine reaction progress. In traditional chemistry development, the assembly of a specific apparatus and the periodic addition of chemicals can often be very complicated and time-consuming depending on the complexity of the desired reaction.

2. Product Work-up

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

3. Product Purification

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

4. Product Analysis

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

      Chemists must repeat this laborious, four-step process until the desired compound is obtained. In the Lead Identification and Lead Optimization phase of a pharmaceutical project, the development of a particular compound could take months and even years to complete before researchers can determine whether the compound has the desired drug properties. In the later stage of Process Development, chemists not only repeat this four-step chemical reaction process for every synthesis, but they must document and analyze the reaction information in more detail for growing regulatory needs.

Limitations of Existing Chemical Development Technologies

      Traditional chemistry development methods described above have the following limitations:

•	Limited Productivity. Traditional methods are time consuming, inefficient and labor-intensive. Industry experts estimate that chemists can create approximately 100 compounds per year using the traditional approach of performing one reaction at a time. Since it is not economically feasible for customers to employ chemists in the large numbers necessary to take advantage of the thousands of expected drug targets, we believe that efficiency, or throughput in the development phase must increase dramatically.

•	Long Drug Development Timelines. Traditional methods require chemists to synthesize, purify and test compounds one at a time in an inefficient, sequential process. This results in long drug development timelines, which delay product commercialization and reduce the commercial value of the exclusivity period provided by patent protection.

•	High Cost. Traditional methods are expensive due to the time and labor required of a chemist to produce a single compound. In addition, companies utilizing the traditional methods incur the costs associated with the high volumes of solvents and chemicals utilized and the expense associated with their disposal.

•	High Rate of Drug Candidate Failures. Traditional methods limit the number of compounds synthesized, which can lead to companies or chemists selecting sub-optimal drug candidates, often resulting in drug candidate failures. These failures greatly increase the average length of time and cost required to bring a specific drug to market. If a drug candidate fails during clinical trials, a company must incur the time and expense of repeating all of the development steps or face abandoning the project altogether. The cost of a failed candidate increases significantly as it progresses to later stages of the development process.

•	Lack of Flexibility. To date, chemists have lacked flexible tools and systems to easily perform the wide variety of complex experiments required for chemistry development. Instead, chemists have had to repeatedly assemble various components into complicated systems, personally monitor the process and manually collect critical data to comply with corporate and governmental requirements.

•	Difficulty of Use. The steps required for a chemist to put together an apparatus, perform the reaction, work-up, purification and analysis are cumbersome, time consuming and susceptible to human error. In addition, to design and successfully complete an experiment requires experience to determine the best protocols and methods to use. Therefore, traditional methods require the experience of skilled chemists with many years of training, yet the productivity of those chemists is handicapped by requiring them to spend time on trivial, manual tasks.

      These limitations restrict the ability of chemists in the pharmaceutical industry to efficiently identify and produce new chemical compounds as potential candidates for the large, increasing number of therapeutic targets that are emerging from genomics and proteomics. In order to be competitive in the pharmaceutical industry, we believe that research and development organizations will need to increase productivity by shortening the drug development process. We believe that these objectives will be achieved through advances and innovations in chemistry development technologies and tools such as our instruments and chemistry consumables.

The Argonaut Solution

      We design, manufacture and market chemistry consumables and instrumentation products that increase the productivity of chemists, thereby accelerating and improving the chemical development process, and therefore, increasing the likelihood of developing a new drug candidate. Our products enable rapid synthesis of a wide range of compounds at a reduced cost. Our products also enable high throughput bio-analytical evaluation of a potential drug candidate against a wide variety of tests to evaluate potency, selectivity, pharmacokinetics (what the body does to the drug) and pharmacodynamics (what the drug does to the body). We design and develop products using extensive customer assessment, validation and testing. We intend to promote our products as the laboratory standard for chemists and the industry standard for companies seeking more efficient methods of addressing their increasing drug development needs. We believe our technology provides the following key benefits over traditional chemistry development methods:

Increased Productivity

      We create products that simplify the creation and isolation of compounds. Chemists can create approximately 100 compounds per year using the traditional approach of performing one reaction at a time. The same chemist can create between 1,000 to 7,500 compounds per year using our products to rapidly synthesize and purify large collections of compounds around lead candidates. During the course of lead generation and lead optimization, the purity of compounds undergoing biological testing is paramount. Our flash chromatography instruments facilitate this process with selected chromatographic conditions and purified compound collection. We offer the associated columns with a variety of high quality sorbents to achieve purification of the vast majority of compounds. The use of our instruments in conjunction with our columns and sorbents provides productivity and performance enhancements compared to traditional chromatography.

Reduced Drug Development Timelines

      Our synthesis and purification products enable chemists to focus their research and experimentation on the design of promising lead candidates around a particular target. Our purification automation and consumables products speed the critical, time-consuming step of product purification prior to biological testing. Our sample preparation products enable the efficient processing of large sample sets for bio-analytical studies, and therefore, reduce the time to obtain biological test results. By simultaneously producing (synthesizing, purifying and testing) numerous variants of drug candidates, our tools provide more comprehensive and timely information for research management to make critical decisions through out the drug development project.

Reduced Costs

      We believe that our consumable products provide chemists with a wide variety of synthesis and purification methodologies to address the demand to rapidly assemble highly pure compounds in the early stages of chemistry development, dramatically improving their productivity over traditional methods. In addition, by synthesizing more drug candidates, our products provide greater amounts of information and enable our customers to abandon poor drug candidates sooner compared to traditional methods; thereby eliminating the costs associated with later stage drug candidate failures.

Increase Probability of Success Early in the Development Process

      Our advanced chemistry consumables allow chemists to rapidly synthesize high quality compounds designed according to themes of drug-likeness (drugs with a higher probability of success in humans). We believe this increased attention to physical properties of compounds early in the drug development process will increase the chance for a successful outcome.

Flexibility

      Our products are flexible in their configurations and packaging and chemists can perform a wide range of chemical reactions, from simple reactions to complex, multi-step reactions. As a result, chemists are able to perform more complex and difficult reactions more easily, thereby encouraging innovation on the part of chemists.

Ease of Use

      Our systems are designed to make the labor-intensive steps of performing the synthesis, work-up, purification and product analysis faster and easier for chemists, and can be operated by chemists with minimal product training.

Our Strategy

      Our objective is to become the leading provider of chemistry solutions that accelerate the development of new chemical entities, primarily in the pharmaceutical industry. To attain that objective, we will leverage our unique strengths to provide novel, high value tools that improve the productivity of chemists in all stages of chemical development. To ensure that we meet that objective, we have implemented the following strategy:

Focus on the Pharmaceutical Market

      We are focused on the large and fast-growing sector of drug development within the pharmaceutical market. We have targeted leading pharmaceutical, biotechnology and life sciences companies as well as academic institutions for our principal marketing and sales efforts. We believe that these customers provide the greatest opportunity for maximizing the use of our products and that early adoption by these industry leaders and academic institutions will promote wider market acceptance of our products.

Expand Our Chemistry Consumables Business

      We will continue to invest in our proprietary consumables business, which includes synthesis and purification, flash chromatography and bio-analytical products. These products enable chemists to make and test drug candidates throughout the drug development process. In 2004, we will concentrate our manufacturing, research and development in Wales and our internal product development on new bio-analytical products.

Focus Our Instrument Business on the Process Development and the Flash Chromatography Markets

      We will focus our instrument business on solving the needs of chemists in two critical areas of the pharmaceutical drug development process. We will leverage our knowledge of the process development market to address the needs of process chemists in the pharmaceutical industry, who are under increased pressure to scale-up the production of new lead candidates to support pre-clinical testing and trials. Leveraging our proprietary Camile TG® control software, we will work to expand our suite of laboratory instrumentation products, the Advantage SeriesTM, that addresses the workflow and reporting requirements of these chemists. In addition, we are committed to support and enhance our family of flash chromatography products, the FlashMasterTM series, which addresses the needs of medicinal chemists who need to quickly and effectively purify the compounds they make. In 2003 we discontinued further development and manufacturing of several instruments. We will continue to provide service and support to ensure the continued satisfaction of customers who have purchased these instruments, pursuant to our contractual obligations. In 2004, we will concentrate our manufacturing, research and development efforts for all instrument product lines at our offices in California.

Continue to Invest in Product Development Collaborations

      We are continuing to invest in collaborations with pharmaceutical companies and technology suppliers to deliver new, novel chemistry solutions to enhance the ability of chemists to rapidly discover and develop new drug candidates, although that effort is expected to be less in 2004 than in recent years. In addition, we intend to selectively in-license and commercialize technology that can enhance our total product portfolio and allow us to gain market share.

Build Global Customer Relationships Through Direct Sales

      Our marketing approach is based on a thorough understanding of our customers’ specific chemistry needs, which we develop through the close interaction of our direct sales and applications support personnel with our customers. Currently, we have approximately 30 sales, service and support specialists supporting our customers worldwide. We now have a strong, direct presence in the US, the UK and Japan which is reflected in our 2003 revenue mix (46% US and 54% international) and which correlates to the global worldwide pharmaceutical research market. While we have successful distribution partners in secondary markets, we may increase our direct presence in Europe. With this dedicated team of professionals, we are able to build long term relationships with existing customers, gain access to new accounts and expand into new geographic territories.

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

Chemistry Consumables

      Chemistry Consumables comprise approximately 48% of 2003 net sales. Our high value, chemistry consumables are essential to the challenges associated with lead generation and lead optimization stages of chemistry development. Our products address the increased demand for chemists to make exclusive, novel and high-quality compounds designed according to themes of drug-likeness (drugs with a higher probability of success in humans).

Polymer Reagent and Scavenger Products:

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

Solid Phase Extraction:

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

Flash Chromatography Purification:

      A fast and cost-effective technique for the separation and preparation of complex mixtures, flash chromatography is quickly replacing traditional column chromatography. With the increasing number of organic compounds being produced, there are subsequent demands placed on purification throughput. Economical and easy to use, our ISOLUTE® Flash Columns provide flexible method development and scale-up options for organic chemists. Pre-packed, high purity polypropylene columns containing ISOLUTE®Flash sorbents, ISOLUTE® Flash chromatography columns are time saving and economical alternatives to traditional self-packed glass columns. The ISOLUTE® Flash columns are disposable, thereby saving time and effort. Moreover, they provide consistent chromatographic reproducibility and uniform flow profiles. All ISOLUTE® Flash columns are fully compatible with the FlashMaster instrument systems.

Instrumentation

      Instrumentation products comprise approximately 41% of 2003 net sales. Our Advantage SeriesTM products focus on the needs of chemists in the process development stage who are under increased pressure to rapidly develop robust, safe, cost effective and scale-independent processes for the production of pharmaceuticals. Our products utilize the benefits of automated synthesis guided by software to design, execute and collect data essential to the production of large quantities of the drug candidate for clinical trials. In addition, our instrumentation resources fully support our FlashmasterTM family of flash chromatography instruments, providing chemists with a full range of purification products. A fast and cost-effective technique for the separation and preparation of complex mixtures, flash chromatography is quickly replacing traditional column chromatography methods. With an increasing number of organic compounds being produced, there are subsequent demands placed on purification throughput. Whether providing a simple single column system to provide simple, proven chromatography or a fully featured, multiple column system to optimize throughput, the Flashmaster products provide chemists with a fast, reliable, and cost-effective way to purify their compounds.

Advantage SeriesTM Endeavor®:

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

Advantage SeriesTM 2050 manual chemistry synthesizer:

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

Advantage SeriesTM 3400 process chemistry workstation:

      During 2003, we launched the Advantage SeriesTM 3400 process chemistry workstation, a new product from the Pfizer and ICI consortium. The Advantage SeriesTM 3400 process chemistry workstation is used by process chemists who need a reproducible and reliable means to scale-up production of lead compounds for clinical trials. It is a multi-reactor system designed to automate, capture and document the process chemistry workflow. Data is recorded in an easy to use format that both chemistry departments and individuals can use. The reporting functions are designed to meet the scale-up needs of departmental review, data archiving and FDA referencing. This product is important to our ability to increase revenues in 2004 and therefore, failure to achieve our anticipated levels of revenues for this product will harm our ability to achieve our financial goals during 2004.

Advantage SeriesTM 4100 process scale-up reactor:

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

FlashmasterTM flash chromatography systems:

      Our FlashmasterTM family of products is used for a variety of purification applications and fully utilizes the advantages of our FlashmasterTM column consumables. The systems offered range from low cost single-user purification systems, to high throughput parallel purification systems, and include a fully automated software controlled system.

      FlashMasterTM II is a complete, software-controlled flash chromatography system for purification of multiple samples. The system offers on-line UV detection for real time tracking of separation, four-solvent isocratic or gradient elution and intelligent fraction collection and sample tracking for optimum parallel throughput in purification of compounds.

      FlashMasterTM Solo is a system for use by an individual chemist involved in purification method development. This system features an on-line variable wavelength UV detector for the immediate visualization of the separation, an intelligent fraction collection system. The system’s highly intuitive peak cutting and tracking logic, eliminates the need for TLC of collected fractions.

      FlashMasterTM Parallel is a manual system with binary gradient capability for use by medicinal chemists engaged in drug discovery or agrochemical research studies. The system is capable of parallel purification of up to ten samples, provides automated fraction collection and a stop-valve manifold to eliminate sample losses. The FlashMaster Parallel system is speeds up throughput in parallel organic synthesis purification without the need to use a personal computer.

      FlashMasterTM Personal is a compact, space efficient instrument that facilitates the purification of compounds for medicinal chemists who wish to eliminate the need to pack traditional glass purification columns. The benefits of pre-packed columns, solvent mixing and proven, reliable chromatography can be realized with this simple system.

      FlashMasterTM Personal+ is another easy-to-use, entry-level flash chromatography system for medicinal chemists purifying one sample at a time. A second column position offers the flexibility to perform on-line dry sample loading, which improves separations and reduces solvent vapors. The second column can also be used as a guard column, or for two-column separations.

Services

      We provide a variety of services for our customers, which include integration services, contract research and development services, installation of instruments, instrument warranty services and instrument preventative maintenance programs. Services comprise approximately 11% of our 2003 net sales. Our integration services focus on creating customer specific modifications for the chemists who have unique requirements for the Advantage SeriesTM 4100 process scale-up reactor.

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

      We used this approach with the EndeavorTM product, which we developed in collaboration with Symyx Technologies (“Symyx”). In August 1999, we entered into a license and supply agreement, which was extended in January 2002, with Symyx related to technology used in the Endeavor product. The agreement was further expanded and modified in August 2002. Under the August 2002 agreement, we have licensed both exclusive and non-exclusive worldwide rights under a broader collection of Symyx patents than was available under the initial agreement. The agreement provides Argonaut with a fully paid up license for the life of the issued and pending licensed patents. In conjunction with the signing of this agreement, Argonaut made a one-time payment to Symyx, and Symyx will receive no further royalties or payments from Argonaut in connection with this license agreement.

      In October 2001, we entered into a multi-year research and development agreement with Pfizer Inc. to assess and develop new technologies and instrument systems relevant to Pfizer Global Research & Development programs. Under the terms of the agreement, Pfizer has funded Argonaut’s assessment and development efforts related to these new tools. Pfizer and Argonaut jointly decided to expand the scope of the current Collaborative Research Agreement for two programs. Argonaut will have exclusive rights to commercialize technologies developed within the collaboration and we believe that two products developed under these programs show promising commercial prospects for 2004 and beyond.

      In August 2002 GlaxoSmithKline (“GSK”) joined Pfizer and Argonaut in the formation of a multi-year research program in which Argonaut will assess, develop and validate for future commercialization, a novel new, instrument system to substantially accelerate the development and synthesis of new chemical compounds. After reaching a critical milestone for technical feasibility in July 2003, it was decided that the project did not warrant commercialization and the program was discontinued.

      Product development of chemistry consumables is managed by an analogous process to instruments. We often collaborate with our customer base to develop new products to address synthesis, purification and sample preparation needs. To date, we have not used a formal product development consortium for the development of consumable products. The product development process is controlled under the ISO9001 project system.

      Company sponsored research and development activities totaled approximately $4.4 million, $5.6 million, and $7.1 million for the years 2003, 2002 and 2001, respectively. Customer sponsored research and development activities totaled approximately $1.1 million for 2003 and approximately $999,000 for 2002. Customer sponsored research and development was zero for 2001.

Customers

      Our customers consist of a broad range of companies in the pharmaceutical, life sciences, biotechnology and chemical industries, as well as academic institutions and other research organizations. Through December 31, 2003, we have sold our products to more than 1,200 customers and we have installed nearly 3,300 instruments worldwide. Our leading customers include:

Abbott Laboratories Amgen, Inc. Arqule, Inc. Array Biopharmaceuticals	AstraZeneca Eli Lilly and Company GlaxoSmithKline Merck & Company	Novartis Pharmaceuticals Pfizer, Inc. Procter & Gamble Pharmaceuticals

      Sales and long-lived assets by geographic region and market for fiscal years 2003, 2002 and 2001 are represented in Note 14 to the Consolidated Financial Statements.

      No single customer accounted for more than 10% of our revenue during fiscal years 2003, 2002 and 2001.

Sales, Marketing and Service

      We base our sales strategy on understanding our customers’ needs, recommending solutions and ensuring successful implementation of that solution in our customers’ research laboratories. Our approach is designed to achieve customer satisfaction and build a long-term working relationship with our customer.

      Currently, our direct sales, marketing and service organizations include 50 full-time employees located in North America, Europe and Japan. Our team of professionals is comprised of senior account-oriented sales people, application chemists, service engineers, telesales people and marketing specialists who sell directly to our customers worldwide. We have 20 sales professionals with experience in selling high technology products to the scientific industry. In addition to their academic expertise, the industrial laboratory experience of our sales professionals is essential to their ability to understand our customers’ needs. We have application chemists and service engineers with expertise in both chemistry and engineering to support our customers worldwide. We have professional marketing communication specialists located in the United States and the United Kingdom dedicated to providing local marketing programs.

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

      Our web site provides technical information regarding the use of our instruments and chemistry consumables for our customers. The combination of our telesales personnel and readily available technical information simplifies the process for a customer to make routine purchases of our reagents and consumables.

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

      Our instrument manufacturing staff is comprised of skilled manufacturing engineers, material procurement, assembly and test personnel, which are closely integrated with our product development group. We focus these resources on the rapid development of manufacturing processes and methods, selecting suppliers to minimize the requirements for inspecting, stocking and testing of components during the manufacturing process. In 2004, we intend to consolidate manufacturing of our instrument products at our facility in Foster City, California.

      Our chemistry organization develops, validates, documents and initially manufactures our reagents and functional silica products at our sites in Foster City, California and Cardiff, Wales, United Kingdom. Our Cardiff facility has modern automation equipment for the packaging of our sample preparation and flash columns into a variety of formats, including columns and plates. During reagent development, we qualify outside manufacturers, known as toll manufacturers, so that we can outsource production as demand and volume increase. In 2004, we intend to consolidate manufacturing of our chemistry consumable products at our facility in Cardiff, Wales, United Kingdom.

Intellectual Property

      As of December 31, 2003, we owned a patent portfolio of eight issued U.S. patents and one issued foreign patent as well as several pending U.S. patent applications. Corresponding foreign patent applications have been filed in a number of countries. Of these issued patents, five U.S. patents relate to the reactor and fluidics technology incorporated into our instruments. Several of our patent applications relate to this technology and others relate to our reagent technologies. We intend to continue to file patent applications covering any new inventions incorporated into our products and technologies as appropriate. In addition, we rely upon copyright protection as well as trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our success will depend in part upon our ability to obtain patent protection for our products and technologies, to preserve our copyrights and trade secrets, and to operate without infringing on the proprietary rights of third parties. Our issued patents expire between 2018 and 2021.

      We have an exclusive license from Symyx Technologies relating to technology incorporated in our Endeavor product. We have a non-exclusive license to certain other Symyx patents based on an agreement completed in August 2002. The exclusive and non-exclusive portions of the license are in perpetuity.

Backlog

      Manufacturing turnaround time has generally been sufficiently short so as to permit us to manufacture to fill orders for most of our products, which helps to limit our inventory costs. Due to the generally short time period between order and shipment and occasional customer directed changes in delivery schedules, we do not believe that our backlog, as of any particular date, is an accurate indicator of actual net sales for any future period. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months. The value of the backlog as of December 31, 2003 was approximately $1.7 million.

Competition

      Our competition comes primarily from companies providing products based on traditional chemistry methods as well as companies that offer competing products based on alternative technologies. In order to compete effectively, we will need to demonstrate the advantages of our products over well-established traditional chemistry methods and alternative technologies and products. We will also need to demonstrate the potential economic value of our products relative to traditional chemistry methods and alternative technologies and products. Some of the companies that provide products that compete with ours include Waters, Varian, Phenomenex, Biotage, Isco Inc., Mettler-Toledo AG, HEL, Sigma-Aldrich, Nova Biochem, Polymer Laboratories and several smaller instrument and reagent companies.

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

Employees

      As of December 31, 2003, we had approximately 180 employees worldwide. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

      Our principal executive offices are located at 1101 Chess Drive, Foster City, CA 94404, and our main telephone number is (650) 655-4200. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all other reports and documents we are required to file with the SEC and all amendments to these reports, free of charge, on our website at http://www.argotech.com as soon as reasonably practicable after such filings are electronically filed with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2.     Properties

Facilities

      We occupy approximately 32,000 combined square feet of leased office space and research facilities in Foster City, California. These facilities serve as the base for our marketing and product support operations, research and development, manufacturing and administration activities. We have leased substantially all of our space through the second quarter of 2004. In addition, we lease approximately 13,400 square feet of office space in Indianapolis, Indiana, 1,880 square feet of research and development space in Tucson, Arizona, 2,200 square feet of office space in Midland, Michigan, and 125 square meters of office space in Tokyo, Japan. These offices are the base operations for our sales and support groups in the respective regions. We also own approximately 50,000 combined square feet in two facilities located near Cardiff, Wales, United Kingdom. The facilities serve as the base of operations for marketing and product support operations, research and development, manufacturing and administration for our European based activities. We believe that our existing facilities are suitable for our current operations and that additional space will be available and can be added as required in the future.

Item 3.	Legal Proceedings

      From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-K, we are not a party to any litigation that we believe could reasonably be expected to harm our business or results of operations in any material respect.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

	2003		2002
	Sales Price		Sales Price

Quarter Ended	High	Low	High	Low

March 31	$0.99	$0.81	$4.22	$2.22
June 30	1.61	0.84	3.05	1.01
September 30	1.48	1.14	1.13	0.51
December 31	1.91	1.17	1.04	0.55

      Our common stock is quoted on the Nasdaq Stock Market’s National Market under the symbol “AGNT”. The preceding table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market’s National Market for the periods indicated.

Dividend Policy

      We have not paid any cash dividends to date and do not anticipate paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business.

Holders of Common Stock

      As of March 12, 2004, there were 127 registered shareholders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
	Securities		Number of Securities
	to Be Issued	Weighted-Average	Remaining Available for
	upon Exercise of	Exercise Price of	Future Issuance under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants and	Warrants and	Securities Reflected in
Plan Category	Rights	Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,700,051	$2.69	1,510,803
Equity compensation plans not approved by security holders	—	—	—
Total	3,700,051	$2.69	1,510,803

Item 6.	Selected Financial Data

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands except per share data)
Statements of Operations Data:
Net sales	$24,469	$26,317	$17,063	$17,449	$10,558
Costs and expenses:
Cost of sales	13,256	15,004	9,431	7,994	4,689
Research and development	4,368	5,627	7,089	5,057	4,180
Selling, general and administrative	13,060	17,453	16,686	13,819	9,125
Amortization of goodwill and purchased intangible assets	738	735	1,157	—	—
Acquired in-process research and development	—	—	270	—	—
Restructuring charges (recoveries)	(184)	1,802	384	—	—
Impairment charge	1,612	—	5,520	—	—

Total costs and expenses	32,850	40,621	40,537	26,870	17,994

Loss from operations	(8,381)	(14,304)	(23,474)	(9,421)	(7,436)
Realized gain from the sale of assets	460	—	—	—	—
Interest and other income (expenses), net	552	663	2,679	1,900	(167)

Net loss before provision for income taxes	(7,369)	(13,641)	(20,795)	(7,521)	(7,603)
Provision for income taxes	(783)	(217)	—	—	—

Net loss	$(8,152)	$(13,858)	$(20,795)	$(7,521)	$(7,603)

Net loss per common share, basic & diluted	$(0.40)	$(0.70)	$(1.09)	$(0.79)	$(3.55)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,160	19,876	19,048	9,538	2,142

Pro forma net loss per common share, basic and diluted				$(0.50)	$(0.68)

Weighted-average shares used in computing pro forma net loss per common share, basic and diluted				15,009	11,263

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$13,470	$26,894	$57,632	$73,372	$11,073
Working capital	8,978	31,001	58,292	76,131	9,061
Total assets	63,315	72,373	71,772	83,032	19,080
Long-term obligations, less current portion	23	12,334	—	180	1,859
Accumulated deficit	(77,244)	(69,092)	(55,234)	(34,439)	(26,918)
Total stockholders’ equity	45,243	52,513	63,764	77,720	9,048

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This annual report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, research and development activities and sales and marketing initiatives such as our plan to concentrate our efforts in those areas such as building our core consumables business, possible future acquisitions, our plans to discontinue non-performing consumable products and certain legacy instrument products, the anticipated effects of our recent restructuring program and related accruals, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, and our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the companies we recently acquired and successfully capitalize on anticipated synergies and growth opportunities, and the risk that our restructuring programs do not proceed as planned and that we incur unexpected expenses in connection with the implementation thereof. For a further discussion of these and other risks and uncertainties related to our business see the discussion set forth herein under “Factors That May Affect Our Future Results”.

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

      On July 30, 2003, the Company announced the sale of its HPLC product line to the Grace Vydac business unit of W.R. Grace & Co. The sale principally included the Genesis® and ApexTM brands of HPLC columns inventory as well as HPLC-related capital assets and trademarks. The sale of these assets enables the Company to focus R&D and sales and marketing efforts on core product areas providing consumable and instrument products to the critical areas of drug development. The pretax gain on the sale of net assets was approximately $460,000.

      Since our inception, we have incurred significant losses and, as of December 31, 2003, we had an accumulated deficit of $77.2 million.

Critical Accounting Policies and Management’s Estimates

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

Revenue Recognition

      In May 2003, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) finalized criteria governing how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately and issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” The guidance in EITF 00-21 is effective for revenue arrangements entered into beginning after July 1, 2003. The effect of adopting EITF Issue No. 00-21 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

      In an arrangement with multiple deliverables, the delivered item(s) are considered a separate unit of accounting if the delivered item(s) has value on a standalone basis; if there is objective evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

      There are standard products offered by Argonaut where consideration of EITF 00-21 is applicable. Generally, these standard situations are transacted as separate line items in the sales order/purchase order and are priced separately. In these normal situations, the multiple items are priced and sold separately, clearly have standalone value to the customer as evidenced by history of sales to other customers on a standalone basis, and the revenue recognition is triggered upon shipment of the line item to the customer.

      For each arrangement, we determine whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility is reasonably assured and fees are fixed or determinable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met.

Product Revenue

      Revenue related to product sales with no future obligation is recognized upon shipment when the recognition criteria have been met. For those products where we have obligations to provide installation services, revenue is recognized upon installation when all other recognition criteria have been met. Sales that require customer acceptance are not recognized as revenue until the acceptance and all other revenue recognition requirements have been met.

Services Revenue

      Maintenance contract revenue, including revenue for extended warranties, is recognized ratably over the contractual term; training, contract research and development and other services revenue is recognized as the services are rendered.

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

Inventories

      Inventories are stated at the lower of cost (on a first-in, first-out cost method) or market value. We record adjustments to the value of inventory based upon a detailed assessment at each balance sheet date which reviews, among other factors, the forecasted demand and plans to sell our inventories. The physical condition (e.g., age and quality) of the inventory is also considered in establishing its valuation, as well as product lifecycle and product development plans. Based on this analysis, we reduce the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Warranties

      We provide for the estimated cost of product warranties at the time revenue is recognized. We also sell warranty extensions and the related revenue is recognized ratably over the term of the extension. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Purchase Accounting

      We accounted for the acquisitions of Camile Products, LLC, now Argonaut Technologies Systems, Inc. (“ATSI”) and the Jones Group under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed were recorded at their respective fair values. The recorded values of assets and liabilities were based on third-party estimates and valuations. The remaining values were based on our judgments and estimates, and accordingly, the Company’s consolidated financial position or results of operations may be affected by changes in estimates and judgments.

Goodwill and Other Purchased Intangibles

      Goodwill and other purchased intangible assets have resulted from the acquisition of ATSI and the Jones Group. Goodwill and other intangible assets with indefinite lives are not amortized subsequent to the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      All goodwill and intangible assets have been assigned to one of two reporting units. The Argonaut (“AGNT”)-Legacy reporting unit consists primarily of goodwill and intangible assets related to the Company’s acquisition of ATSI. The Jones-Group reporting unit consists of goodwill and intangible assets deriving from the Company’s acquisition of Jones Chromatography, Ltd.

      The Company performs the annual test for impairment of intangible assets with indefinite lives as prescribed by SFAS 142 during the fourth fiscal quarter of each year. The first step is a screen for potential impairment, while the second step measures the amount of impairment by reporting unit, if any.

      During the third quarter ended September 30, 2003 the Company performed an interim test for goodwill impairment in light of lower than expected third quarter revenue. Based on the discounted cash flows of the AGNT-Legacy reporting unit, the Company recognized an impairment charge of $1.6 million relating to the goodwill and intangible assets associated with ATSI. Approximately, $763,000 of the impairment charge was related to goodwill associated with ATSI, and the remainder was related to completed technology assets associated with the acquisition of ATSI.

      The Company performed the annual test for impairment of intangible assets with indefinite lives as prescribed by SFAS 142 during the fourth quarter of fiscal 2003, determining that no further impairment was indicated. The Company determined the fair value of intangible assets with indefinite lives based on a present value analysis of the discounted future cash flows.

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

Stock Compensation

      Deferred stock compensation is the difference between the exercise price of the options and the fair value of the common stock at the date of grant. For these purposes the fair value was determined based on the business factors underlying the value of our common stock on the date of grant viewed in light of our initial public offering in July 2000 and the anticipated initial public offering price per share. The deferred stock compensation was recorded as a component of stockholders’ equity and is being amortized over the vesting periods of the options, generally four years, using the graded vesting method. We recorded deferred stock compensation of approximately $2.8 million in the year ended December 31, 2000 in connection with the grant of stock options to employees. We have recorded amortization of deferred stock compensation of approximately $65,000, $222,000, and $1.6 million in the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, we had a total of approximately $9,000 to be amortized over the remaining vesting period of the options.

      We also recorded stock compensation of $46,000, $49,000 and $137,000 for the years ended December 31, 2003, 2002 and 2001, respectively, in connection with options granted to consultants. These options are periodically re-measured as they vest, in accordance with Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Comparative Results of Operations

Years Ended December 31, 2003 and 2002

      Operating results for the year ended December 31, 2002 include Jones Group since February 21, 2002.

Net Sales

      Net sales in the year ended December 31, 2003 were $24.5 million compared to $26.3 million for the same period in 2002, a decrease of 7%. For the year ended December 31, 2003, instrument sales comprised approximately 41% of net sales, chemistry consumables sales comprised approximately 48% of net sales, and service, integration services and contract research and development (“R&D”) together comprised approximately 11% of net sales. Instrument sales were $10.1 million for 2003 versus $11.9 million for the same period in 2002, a decrease of 15%. The decrease was caused by slower than anticipated growth of new instrument product sales combined with the transition away from discontinued legacy instrument products, begun in the second half of 2002. Sales of discontinued instrument products accounted for $1.5 million of instrument sales in 2003 compared to $4.7 million for the same period of 2002. Ongoing core instrument sales grew 21% in 2003 versus 2002 ($8.7 million versus $7.2 million). Chemistry consumables sales were $11.7 million for the year ended December 31, 2003 versus $11.1 million in the same period in 2002, an increase of 5%. Full year chemistry consumables growth was negatively impacted by the decline in the HPLC business after the sale of the HPLC assets in the third quarter and lower resin product sales. The HPLC products contributed approximately $1.2 million to chemistry consumables sales in 2003 versus $2.1 million in the same period of 2002. The year over year growth in ongoing chemistry consumables sales was 16%.

Cost of Sales

      Cost of sales, comprised of cost of products and cost of services was $13.3 million for the year ended December 31, 2003 versus $15.0 million for the same period in 2002, a decrease of 12%, due primarily to lower sales volume and the inclusion of $0.8 million of special charges in 2002 related to the write-off of excess and obsolete inventory recorded based on the Company’s decision to discontinue active selling of those products as a component of a broader restructuring plan. Gross margin as a percent of sales was 46% for 2003 compared to 43% for 2002. Product gross margin as a percent of sales increased to 48% for the year ended December 31, 2003 as compared to 43% for the same period in 2002. The gross margin as a percent of sales for the year ended December 31, 2003 includes the favorable impact of approximately $480,000 related to the sale of discontinued products previously charged to cost of sales as excess inventory in the third quarter of 2002.

Research and Development Expenses

      Research and development expenses were $4.4 million for the year ended December 31, 2003 compared to $5.6 million for the same period in 2002, a decrease of 22%. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. The decrease was primarily attributable to lower personnel costs resulting from the effects of the restructuring program initiated in the third quarter of 2002 and reduced stock-based compensation expenses. Stock-based compensation expenses related to research and development decreased by approximately $80,000 for the year ended December 31, 2003 as compared to the same period in 2002.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased to $13.1 million in the year ended December 31, 2003 from $17.5 million for the same period in 2002, a decrease of 25%. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The decrease was primarily attributable to the effects of the restructuring efforts initiated in the third quarter of 2002 and reduced stock-based compensation expenses. Stock-based compensation expenses related to selling, general and administrative decreased by approximately $80,000 for the year ended December 31, 2003 versus the same period in 2002.

Amortization and Write-off of Goodwill and Other Purchased Intangible Assets

      For the year ended December 31, 2003, the Company recorded amortization of purchased intangibles of $738,000 as compared to $735,000 in the same period of 2002. During the third quarter ended September 30, 2003 the Company performed an interim test for goodwill impairment in light of lower than expected third quarter revenue. Based on the discounted cash flows of the AGNT-Legacy reporting unit, the Company recognized an impairment charge of $1.6 million relating to the goodwill and intangible assets associated with ATSI. Approximately $763,000 of the impairment charge was related to goodwill associated with ATSI, and the remainder was related to completed technology assets associated with the acquisition of ATSI.

Restructuring Charges

      On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter of the year ended December 31, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. As of December 31, 2003, 40 of the 44 employees had been terminated and the accrued restructuring liability was $158,000. For the year ended December 31, 2003, cash payments related to the restructuring program were approximately $535,000. Remaining cash expenditures relating to workforce reduction and other related charges will be paid during the first half of 2004. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due over the remainder of the lease terms through 2004. At December 31, 2003 the Company revised certain estimates of outstanding restructuring obligations. As a result, a recovery of approximately $184,000 was recorded as a credit to restructuring charges.

Other Income (Expenses)

      Interest and other income of $1.2 million for the year ended December 31, 2003 was essentially flat as compared to $1.2 million for the same period in 2002. Interest and other expense was $688,000 for the period ended December 31, 2003 compared to $528,000 in the same period in 2002.

      On July 30, 2003, the Company announced the sale of its HPLC product line to the Grace Vydac business unit of W.R. Grace & Co. The sale principally included the Genesis® and Apex™ brands of HPLC columns inventory as well as HPLC-related capital assets and trademarks. The sale of these assets enables the Company to focus R&D and sales and marketing efforts on core product areas providing consumable and instrument products to the critical areas of drug development. The pretax gain on the sale of net assets was approximately $460,000 for the period ended December 31, 2003.

Provision for Income Taxes

      As of December 31, 2003, we had federal net operating loss and research credit carryforwards of approximately $61.0 million and $1.2 million, respectively, which expire on various dates between 2010 and 2023. Utilization of our net operating loss may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

      The Company recorded a provision for income taxes of approximately $783,000 to record the UK corporate tax liability of Jones Group for the year ended December 31, 2003 as compared to $217,000 recorded for the same period in 2002. The increase is due to the combination of higher UK net income and tax on the gain related to the sale of the HPLC assets to the Grace Vydac business unit of W.R. Grace & Co. completed in July.

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

Cost of Sales

      Cost of sales was $15.0 million in 2002 versus $9.4 million in 2001. The increase in cost of sales is primarily due to the higher sales volume and a special charge related to the write-off of excess and obsolete inventory of approximately $765,000 recorded based on the Company’s decision to discontinue active selling of certain products as a component of a broader restructuring plan. Gross margin as a percent of sales was 43% for 2002 compared to 45% in 2001. Year over year improvement in gross margin percentage is primarily attributable to the combined effects of reduced manufacturing spending due to restructuring and shifts in product mix resulting from the acquisition of the Jones Group.

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

Other Income (Expense)

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

Liquidity and Capital Resources

      As of December 31, 2003, the Company had cash, cash equivalents, investments and restricted cash of $31.2 million compared to $39.2 million at December 31, 2002. The decrease was primarily due to the use of $8.6 million in general operating activities, including approximately $535,000 in cash payments related to restructuring activities initiated in the third quarter of 2002, approximately $1.2 million used for capital expenditures, and approximately $1.3 million in cash used for principal payments on notes payable and capital lease obligations. These uses of cash were offset by approximately $1.2 million received from the sale of the HPLC assets, approximately $1.2 million from restricted cash, and approximately $524,000 related to the effect of exchange rate changes on cash.

      Of the restricted cash amount of $12.3 million at December 31, 2003, $12.2 million is denominated in British Pounds Sterling and represents the cash used to secure the notes payable of £7,650,000 ($12.2 million as of December 31, 2003) as purchase consideration in the acquisition of the Jones Group. The notes are payable over two years carrying an initial interest rate of 3.9% per annum for the twelve month period commencing on the date of note issuance, payable quarterly. Following the initial twelve-month period, the interest rate on the notes is set to the Barclays Bank base rate on the business day immediately preceding each quarterly interest period. At December 31, 2003, approximately £822,000 of the note principal had been paid, with the remainder payable at April 30, 2004.

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

      On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. Through December 31, 2003, the Company had repurchased 50,000 shares of outstanding common stock at an average purchase price per share of $0.93.

      The Company expects to have negative cash flows from operations through the fourth quarter of 2004. We may also use cash resources and raise additional funds to fund additional collaborative or strategic relationships, acquisitions or investments in other businesses, technologies or product lines. Our future capital requirements depend on a number of factors, including market acceptance of our products, the resources we devote to developing and supporting our products, continued progress of our research and development of potential products, the need to acquire licenses to new technology and the availability of other financing on acceptable terms. We believe that our current cash balances will be sufficient to fund our operations through at least the next 12 months. To the extent that our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate, our operations. We may be required to obtain funds through arrangements with collaborative or strategic partners or others that may require us to relinquish rights to certain technologies or products that we might otherwise seek to retain.

Off-Balance Sheet Financings and Liabilities

      Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the financial statements.

Contractual Obligations

      The following summarizes the Company’s contractual cash obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period:

		Less
		Than	1 to	4 to
Contractual Obligations	Total	1 Year	3 Years	5 Years

Notes payable (Jones Group)	$12,192	$12,192	$—	$—
Capital lease obligations	33	9	18	6
Operating lease obligations	660	610	50	—
Minimum royalty payments	237	81	106	50

Total contractual cash obligations	$13,122	$12,892	$174	$56

Factors that May Affect Our Future Results

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

      We have incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2003, we had an accumulated deficit of $77.2 million and we recorded net losses of $8.2 million for the twelve-month period ended December 31, 2003. We expect to continue to incur operating and net losses through 2004 and we may never generate positive cash flows.

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

      Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have acquired complementary businesses and may choose to acquire others in the future. We completed our acquisition of ATSI in March 2001 and Jones Group in February 2002. During 2002 and 2003, we made significant progress integrating the Jones Group business; however, we continue to have remaining integration activities and projects. Our failure to completely and successfully integrate this business may materially affect our business going forward.

      We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, and may disrupt our ongoing business and distract our management. If we are unable to effectively integrate any acquired entities, products or technologies, our business may suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could negatively impact our operating results. Our available cash and securities may be used to buy or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. Due to volatile market conditions, the value of long lived assets maybe negatively impacted, which may result in future, additional impairment charges. Moreover, if we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition.

Our product development efforts may not produce commercially viable products.

      We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products. During the first half of 2003, we launched a new product from the Pfizer and ICI consortium, the Advantage SeriesTM 3400 workstation, and this product is important to our ability to increase revenues in 2004 and beyond. Our failure to achieve our anticipated levels of revenues for this product will harm our ability to achieve our financial goals during 2004.

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

      As a global concern, we face exposure to adverse movements in foreign currency and US dollar exchange rates. During 2003, approximately 52% of our net sales were exposed to foreign currency risk. During the same period, approximately 24% of our operating expenses were exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

      We compete with companies worldwide that are engaged in the development and production of similar products. We face competition primarily from the following three sectors:

•	pharmaceutical companies developing their own instruments;

•	companies marketing products based upon parallel synthesis and other non-traditional technologies, such as Mettler-Toledo AG and several smaller instrument and reagent companies; and

•	companies marketing conventional products based on traditional chemistry methodologies, such as Biotage AB, and Isco, Inc.

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

      The trading price of our common stock has been highly volatile and ranged in 2003 from a per-share high of $1.91 to a low of $0.81 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

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

Recent Accounting Pronouncements

      In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The requirements of FIN No. 46 apply immediately to VIE’s created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. The Company does not currently believe it has any investments in variable interest entities, therefore the adoption of FIN 46 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

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

	December 31,	December 31,
	2003	2002

Principal notional amount with an expected maturity in following year	$6.5	$23.8
Weighted average interest rate	3.4%	1.4%
Average contractual maturity of investments (days)	40	41

      The Company also has limited interest rate exposure related to the notes payable issued in consideration for the acquisition of the Jones Group. The notes payable are denominated in British Pound Sterling in the amount of £7,650,000 ($10.9 million at origination) and interest is payable to the note holders at an initial rate of 3.9% per annum for the first twelve month period (ending February 20, 2003), and subsequently at the rate equal to the published base rate of Barclays Bank PLC on the date immediately preceding each quarterly interest period, less any fees and costs. The notes payable mature at April 30, 2004. The Company has limited interest rate risk on the notes payable due to the deposit of £7,650,000 ($10.9 million at origination) in cash with Barclays Bank PLC as collateral for the principal and interest on the notes payable. The cash amounts held as collateral are represented as restricted cash in the Company’s consolidated balance sheet at December 31, 2003 and is invested in money market instruments to yield rates approximate to the interest rates due on the notes payable.

Foreign Currency Risk

      As we have operations and sales outside of the United States, our financial results can be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Our foreign operations and sales increased significantly in 2002 due primarily to the acquisition of the Jones Group. With the Jones Group acquisition, approximately 52% of our net sales are exposed to foreign currency risk, predominantly in the British Pound, the Euro, and the Japanese Yen. Approximately 24% of our expenses are exposed to foreign currency risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Argonaut Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Argonaut Technologies, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Technologies, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/S/ ERNST & YOUNG LLP

Palo Alto, California

February 3, 2004

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,620	$20,895
Short-term investments	3,850	5,999
Accounts receivable, less allowance for doubtful accounts of $102 in 2003 and $110 in 2002	5,993	4,389
Inventories	6,946	6,280
Prepaid expenses and other current assets	562	727
Note receivable	56	237

Total current assets	27,027	38,527
Restricted cash	12,317	12,327
Property and equipment, net	4,454	4,921
Goodwill	9,410	10,173
Other intangible assets, net	4,471	6,425
Long-term investments	5,432	—
Other assets	204	—

	$63,315	$72,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,494	$1,873
Accrued compensation	971	1,087
Other accrued liabilities	2,406	2,506
Deferred revenue	978	1,972
Current portion of notes payable and capital lease obligations	12,200	88

Total current liabilities	18,049	7,526
Long term debt	23	12,334
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2003 and 2002, issuable in series; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized at December 31, 2003 and 2002; 20,376,918 and 20,015,708 shares issued and outstanding at December 31, 2003 and 2002, respectively	2	2
Additional paid-in capital	121,670	121,388
Deferred stock compensation	(9)	(74)
Accumulated deficit	(77,244)	(69,092)
Accumulated other comprehensive income (loss)	824	289

Total stockholders’ equity	45,243	52,513

	$63,315	$72,373

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net sales:
Products	$21,801	$22,994	$15,281
Services	2,668	3,323	1,782

Total net sales	24,469	26,317	17,063

Costs and expenses:
Costs of products	11,492	13,202	9,108
Costs of services	1,764	1,802	323
Research and development (Note A)	4,368	5,627	7,089
Selling, general and administrative (Note A)	13,060	17,453	16,686
Amortization of goodwill and purchased intangibles	738	735	1,157
Acquired in-process research and development	—	—	270
Restructuring charges (recoveries)	(184)	1,802	384
Goodwill and other purchased intangibles write-off	1,612	—	5,520

Total costs and expenses	32,850	40,621	40,537

Loss from operations	(8,381)	(14,304)	(23,474)
Other income (expenses):
Realized gain on the sale of assets	460	—	—
Interest and other income	1,240	1,191	2,914
Interest and other expense	(688)	(528)	(235)

Net loss before provision for income taxes	(7,369)	(13,641)	(20,795)
Provision for income tax	(783)	(217)	—

Net loss	$(8,152)	$(13,858)	$(20,795)

Net loss per common share, basic and diluted	$(0.40)	$(0.70)	$(1.09)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,160	19,876	19,048

Note A: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$65	$145	$603
Selling, general and administrative	46	126	1,087

	$111	$271	$1,690

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Deferred		Other	Total
			Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

	(In thousands, except share data)
BALANCES AT DECEMBER 31, 2000	18,270,019	$2	$115,283	$(3,055)	$(34,439)	$(71)	$77,720
Net loss	—	—	—	—	(20,795)	—	(20,795)
Other comprehensive income (loss):
Unrealized loss on investments	—	—	—	—	—	173	173
Foreign currency translation adjustments	—	—	—	—	—	(134)	(134)

Total comprehensive loss							(20,756)
Issuance of common stock upon exercise of stock options, net of repurchase	209,030	—	190	—	—	—	190
Issuance of common stock related to the acquisition of Camile Products, LLC	666,667	—	4,667	—	—	—	4,667
Issuance of common stock related to employee stock purchase plan	95,495	—	323	—	—	—	323
Issuance of shares of common stock upon exercise of warrants	40,480	—	—	—	—	—	—
Compensation expense related to issuance of options to consultants	—	—	137	—	—	—	137
Deferred stock compensation associated with stock options cancelled	—	—	(564)	494	—	—	(70)
Amortization of deferred stock compensation	—	—	—	1,553	—	—	1,553

BALANCES AT DECEMBER 31, 2001	19,281,691	2	120,036	(1,008)	(55,234)	(32)	63,764
Net loss	—	—	—	—	(13,858)	—	(13,858)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	—	—	(167)	(167)
Foreign currency translation adjustments	—	—	—	—	—	488	488

Total comprehensive loss							(13,537)
Issuance of common stock upon exercise of stock options, net of repurchase	92,769	—	81	—	—	—	81
Issuance of common stock related to the acquisition of Jones Chromatography, Ltd.	572,152	—	1,829	—	—	—	1,829
Issuance of common stock related to employee stock purchase plan	119,096	—	152	—	—	—	152
Stock repurchase	(50,000)		(47)				(47)
Compensation expense related to issuance of options to consultants	—	—	49	—	—	—	49
Deferred stock compensation associated with stock options cancelled	—	—	(712)	712	—	—	—
Amortization of deferred stock compensation	—	—	—	222	—	—	222

BALANCES AT DECEMBER 31, 2002	20,015,708	2	121,388	(74)	(69,092)	289	52,513
Net loss	—	—	—	—	(8,152)	—	(8,152)
Other comprehensive income (loss):
Unrealized loss on investments	—	—	—	—	—	11	11
Foreign currency translation adjustments	—	—	—	—	—	524	524

Total comprehensive loss							(7,617)
Issuance of common stock upon exercise of stock options, net of repurchase	249,697	—	155	—	—	—	155
Issuance of common stock related to employee stock purchase plan	111,513	—	81	—	—	—	81
Compensation expense related to issuance of options to consultants	—	—	46	—	—	—	46
Amortization of deferred stock compensation	—	—	—	65	—	—	65

BALANCES AT DECEMBER 31, 2003	20,376,918	$2	$121,670	$(9)	$(77,244)	$824	$45,243

ARGONAUT TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(8,152)	$(13,858)	$(20,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,363	1,467	518
Amortization of goodwill and other purchased intangible assets	850	785	1,157
Disposal of fixed assets	229	—	—
Stock-based compensation	65	222	1,483
Issuance of equity for noncash benefits	46	49	137
Impairment charges	1,612	—	5,520
Acquired in-process research and development	—	—	270
Non-cash portion of restructuring charges	(184)	683	22
Foreign currency translation	(16)	(39)	113
Changes in assets and liabilities:
Accounts receivable	(1,818)	2,271	357
Inventories	(1,269)	197	(739)
Note receivable from officer	—	—	200
Prepaid expenses and other current assets	116	154	221
Accounts payable	(387)	(1,304)	331
Accrued compensation	(116)	(365)	284
Other accrued liabilities	26	(106)	225
Deferred revenue	(994)	(1,255)	1,486

Net cash used in operating activities	(8,629)	(11,099)	(9,210)

Cash flows from investing activities:
Capital expenditures	(1,263)	(781)	(1,779)
Business acquisition (net of cash received)	—	(6,464)	(4,255)
Proceeds from the sale of the HPLC assets	1,228	—	—
Purchase of short-term investments	(14,941)	(10,749)	(49,498)
Purchase of long-term investments	(5,432)	—	—
Proceeds from the sales of short-term investments	3,902	4,910	—
Proceeds from the maturities of short-term investments	13,195	39,309	44,260
Purchases of licenses	(35)	(1,400)	—
Restricted cash	1,167	(10,863)	—

Net cash provided (used) in investing activities	(2,176)	13,962	(11,272)

Cash flows from financing activities:
Principal payments on capital lease obligations	(94)	(187)	(281)
Proceeds from capital lease obligations	31	94	—
Repayment of long-term debt	(1,167)	(200)	(654)
Repurchase of common stock	—	(47)	—
Net proceeds from issuances of common stock	236	233	513

Net cash provided by (used in) financing activities	(994)	(107)	(422)

Effect of exchange rate changes on cash	524	143	(247)
Net increase (decrease) in cash and cash equivalents	(11,275)	2,899	(21,151)
Cash and cash equivalents at beginning of year	20,895	17,996	39,147

Cash and cash equivalents at end of year	$9,620	$20,895	$17,996

Supplemental Disclosure of Cash Flow Information
Interest paid	$394	$426	$42

Taxes paid	$247	$524	$22

Supplemental Disclosure of Cash Flow Information
Deferred stock compensation (cancellations)	$111	$(712)	$(494)

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

      The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are retranslated at the exchange rates in effect at the balance sheet date. All translation differences arising from foreign currency transactions are recorded through profit and loss. The Company recorded foreign currency translation gains (losses) of approximately ($16,000), ($39,000), and $113,000 for 2003, 2002, and 2001 respectively.

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

Cash, Cash Equivalents and Short-Term Investments

      The Company invests its excess cash in deposits, money market accounts, and high quality marketable debt securities. The Company considers all highly liquid investments with a maximum original maturity of 90 days or less at the time of purchase to be cash equivalents.

      The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s investments are classified as available-for-sale and are carried at fair market value. The fair market value is based upon market prices quoted on the last day of the fiscal year, with unrealized gains and losses reported as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity, if material. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on short-term investments are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Restricted Cash

      In connection with the acquisition of Jones Chromatography, Ltd. (“Jones Group”), the Company deposited $10.9 million (£7,650,000) denominated in British Pounds Sterling as collateral for the notes payable issued in the same amount and recorded the deposit as restricted cash. The restricted cash serves as collateral for the guarantee by Barclays Bank PLC of the notes payable principal and interest. At December 31, 2003, the US dollar equivalent of the notes payable was $12.2 million. Additionally, the Company has deposited approximately $125,000 as collateral in accordance with the provisions of a sublease agreement for its Foster City facility. The restricted cash is invested in money market instruments to yield rates approximate to the interest rates due on the notes payable.

Revenue Recognition

      In May 2003, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) finalized criteria governing how to identify whether goods or services, or both, that are to be delivered separately in a bundled sales arrangement should be accounted for separately and issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables”. The guidance in EITF 00-21 is effective for revenue arrangements entered into after July 1, 2003. The effect of adopting EITF Issue No. 00-21 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

      In an arrangement with multiple deliverables, the delivered item(s) are considered a separate unit of accounting if the delivered item(s) has value on a standalone basis; if there is objective evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

      There are standard products offered by Argonaut where consideration of EITF 00-21 is applicable. Generally, these standard situations are transacted as separate line items in the sales order/ purchase order and are priced separately. In these normal situations, the multiple items are priced and sold separately, clearly have standalone value to the customer as evidenced by history of sales to other customers on a standalone basis, and the revenue recognition is triggered upon shipment of the line item to the customer.

      For each arrangement, the Company determines whether persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility is reasonably assured and fees are fixed or determinable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Revenue

      Revenue related to product sales with no future obligation is recognized upon shipment when the recognition criteria have been met. For those products where we have obligations to provide installation services, revenue is recognized upon installation when all other recognition criteria have been met. Sales that require customer acceptance are not recognized as revenue until the acceptance and all other revenue recognition requirements have been met.

Services Revenue

      Maintenance contract revenue, including revenue for extended warranties, is recognized ratably over the contractual term, training, contract research and development, and other services revenue is recognized as the services are rendered.

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

      Changes in the Company’s product warranty accrual for the years ended December 31, 2003 and 2002 are as follows (in thousands):

Amount

Balance at December 31, 2001	$392
Cost of warranty repair	(161)
Increase in warranty accrual	(20)

Balance at December 31, 2002	211
Cost of warranty repair	(336)
Increase in warranty accrual	324

Balance at December 31, 2003	$199

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

Advertising Costs

      Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expense for 2003, 2002, and 2001 was approximately $727,000, $1.3 million, $696,000, respectively.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, a specific allowance for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. The expenses recorded for doubtful accounts were approximately $10,000 in 2003, $58,000 in 2002, and $104,000 in 2001.

Inventories

      Inventories are stated at the lower of cost (on a first-in, first-out cost method) or market value. We record adjustments to the value of inventory based upon a detailed assessment at each balance sheet date which reviews, among other factors, the forecasted demand and plans to sell our inventories. The physical condition (e.g., age and quality) of the inventory is also considered in establishing its valuation, as well as product lifecycle and product development plans. Based on this analysis, we reduce the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

Goodwill and Other Purchased Intangible Assets

      Goodwill and other purchased intangible assets have resulted from the acquisition of Camile Products, LLC, now Argonaut Technologies Systems, Inc. (“ATSI”) and the Jones Group. Goodwill and other intangible assets with indefinite lives are not amortized subsequent to the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      All goodwill and intangible assets have been assigned to one of two reporting units. The Argonaut (“AGNT”)-Legacy reporting unit consists primarily of goodwill and intangible assets related to the Company’s acquisition of ATSI. The Jones-Group reporting unit consists of goodwill and intangible assets deriving from the Company’s acquisition of Jones Chromatography, Ltd.

      During the third quarter ended September 30, 2003 the Company performed an interim test for goodwill impairment in light of lower than expected third quarter revenue. Based on the discounted cash flows of the AGNT-Legacy reporting unit, the Company recognized an impairment charge of $1.6 million relating to the

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill and intangible assets associated with ATSI. Approximately $763,000 of the impairment charge was related to goodwill associated with ATSI, and the remainder was related to completed technology assets associated with the acquisition of ATSI.

      The Company performed the annual test for impairment of intangible assets with indefinite lives as prescribed by SFAS 142 during the fourth quarter of fiscal 2003, determining that no further impairment was indicated. The Company determined the fair value of intangible assets with indefinite lives based on a present value analysis of the discounted future cash flows.

Concentrations of Risk

      Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. In addition, the Company outsources part of its manufacturing process to third party contractors. There are no other third party contractors who could readily assume this manufacturing function on short notice. Any delay in production could result in failure to meet customer demand.

      Cash equivalents and investments are financial instruments, which potentially subject the Company to concentration of risk to the extent recorded on the balance sheet. Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity.

      The majority of cash, cash equivalents and investments are invested in major financial institutions in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

      The accounts receivable of the Company and its subsidiaries are derived from sales to customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers.

      An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2003 and 2002, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2003 and 2002, accounts receivable due from foreign customers as a percent of total trade receivables were 57% and 48%, respectively. The Company generally does not require collateral.

      The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation

      The Company accounts for its stock-based employee compensation as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” whereby stock-based employee compensation arrangements are accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Pro forma information regarding net loss per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options granted prior to the Company’s initial public offering in July 2000 was estimated at the date of grant using the minimum value method. The fair value of stock options granted subsequent to the initial public offering were valued using the Black-Scholes valuation model based on the actual stock closing price on the date of grant. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.36%	3.61%	3.82%
Dividend yield	—	—	—
Weighted-average expected life	4 years	4 years	4 years
Volatility	1.06	0.94	0.87

      The fair value of shares purchased in the Company’s Employee Stock Purchase Plan (“the Purchase Plan”) was estimated at the date of purchase using the following weighted-average assumptions:

	Years Ended December 31,

	2003	2002	2001

Risk-free interest rate	1.68%	1.94%	2.49%
Dividend yield	—	—	—
Weighted-average expected life	0.5 years	0.5 years	0.5 years
Volatility	0.81	0.94	0.81

      The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

		restated	restated
Net loss, as reported	$(8,152)	$(13,858)	$(20,795)
Stock-based employee compensation expense included in reported net loss	65	222	1,690
Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,570)	(1,383)	(2,647)

Pro forma net loss	$(9,657)	$(15,019)	$(21,752)

Basic and diluted net loss per common share, as reported	$(0.40)	$(0.70)	$(1.09)

Pro forma basic and diluted net loss per common share	$(0.48)	$(0.76)	$(1.14)

      Prior year amounts have been restated to correct a clerical error.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Loss

      SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires unrealized gains or losses on the Company’s investments designated as available-for-sale securities and foreign currency translation adjustments to be included as part of total comprehensive loss. Total comprehensive loss has been disclosed in the consolidated statement of stockholders’ equity.

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

      During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands):

	December 31,

	2003	2002	2001

Outstanding options	3,637	4,062	2,875
Outstanding warrants	63	81	81

Recent Accounting Pronouncements

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

      In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The requirements of FIN No. 46 apply immediately to VIE’s created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. The Company does not currently believe it has any investments in variable interest entities, therefore the adoption of FIN 46 did not and is not expected to have a material impact on the Company’s financial condition or results of operations.

      In May of 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of both Liabilities and Equity” which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 2 —	Business Combination

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

      The Consolidated Statements of Operations for the year ended December 31, 2002 include the results of Jones Group for the period from February 21, 2002 to December 31, 2002.

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

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of Jones Group had occurred at the beginning of 2002 and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

Twelve Months
Ended
December 31, 2002

(In thousands,
except per share data)
Total net sales	$28,073
Net loss	(13,756)
Net loss per share	$(0.69)

Note 3 — Restructuring Charges

      On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. At December 31, 2003, 40 of the 44 employees had been terminated.

      A summary of the restructuring charges is as follows (in thousands):

		2002			2003

				Accrued			Accrued
				Restructuring			Restructuring
				at		Noncash	at
	Charge in	Noncash	Cash	December 31,	Cash	Charges	December 31,
	August 2002	Charges	Payments	2002	Payments	(Recoveries)	2003

Workforce reductions	$630	$—	$(212)	$418	$(348)	$—	$70
Abandonment of excess equipment	683	(683)	—	—	—	—	—
Abandonment of excess leased facilities	356	—	—	356	(49)	(219)	88
Other	133	—	(30)	103	(138)	35	—

Total	$1,802	$(683)	$(242)	$877	$(535)	$(184)	$158

      Remaining cash expenditures relating to workforce reduction will be paid in the first half of 2004. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due through the remainder of the lease terms through 2004. At December 31, 2003 the Company revised certain estimates of outstanding restructuring obligations. As a result, a recovery of approximately $184,000 was recorded as a credit to restructuring charges.

Note 4 — Goodwill and Other Purchased Intangibles

      Goodwill and other purchased intangible assets have resulted from the acquisition of Camile Products, LLC, now Argonaut Technologies Systems, Inc. (“ATSI”) and the Jones Group. Goodwill and other intangible assets with indefinite lives are not amortized subsequent to the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company performed the annual test for impairment of intangible assets with indefinite lives as prescribed by SFAS 142 during the fourth quarter of fiscal 2003, determining that no further impairment was indicated. The Company determined the fair value of intangible assets with indefinite lives based on a present value analysis of the discounted future cash flows.

      The amortization expense relating to the purchased intangible assets for the twelve-month periods ended December 31, 2003 and 2002 was $850,000 and $785,000 respectively.

      The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS 142 had occurred on January 1, 2001:

	Years Ended December 31,

			2001
	2003	2002	(Pro forma)

	(In thousands, except per share data)
Reported net loss	$(8,152)	$(13,858)	$(20,795)
Amortization of goodwill and identifiable intangible assets with indefinite lives	—	—	827

Pro forma net loss	$(8,152)	$(13,858)	$(19,968)

Basic and diluted net loss per share:
Reported net loss per share	$(0.40)	$(0.70)	$(1.09)
Adjustment related to goodwill and identifiable intangible assets with indefinite lives amortization	—	—	0.04

Pro forma net loss per share	$(0.40)	$(0.70)	$(1.05)

Outstanding shares used in calculating reported and pro forma basic and diluted net loss per share	20,160	19,876	19,048

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at December 31, 2003 and 2002 (in thousands):

	2003		2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Completed technology	$5,539	$(2,520)	$5,539	$(691)
Licenses	1,435	(180)	1,400	(50)
Tradenames	250	(53)	250	(23)

Total	$7,225	$(2,753)	$7,189	$(764)

      The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Estimated amortization expense:
For the year ending 12/31/2004	760
For the year ending 12/31/2005	758
For the year ending 12/31/2006	696
For the year ending 12/31/2007	633
For the year ending 12/31/2008	590

      The weighted average amortization period remaining of the amortized intangible assets at December 31, 2003 is as follows (in thousands):

Years

Amortized intangible assets:
Completed technology	7.6
Licenses	5.8
Tradenames	7.7

Total	7.1

      The carrying amount of indefinite lived intangible assets at December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002

Unamortized intangible assets:
Assembled workforce	$1,460	$1,460
Customer base	1,220	1,220
Goodwill and indefinite lived intangible assets	6,730	7,493

Total	$9,410	$10,173

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Balance at January 1	$10,173	$763
Goodwill acquired during year	—	9,410
Impairment losses	(763)	—

Balance at December 31	$9,410	$10,173

Note 5 —	Investments

      Investments consist of the following (in thousands):

      At December 31, 2003 the maturity of investments was between one and twenty months. At December 31, 2002, the maturity of investments was between one and twelve months.

	Fair Value at
	December 31,

	2003	2002

Money market funds	$2,807	$23
U.S. government obligations	3,850	23,906
Corporate bonds	5,432	—

	$12,089	$23,929

Reported as:
Cash equivalents	$2,807	$17,930
Short term investments	3,850	5,999
Long term investments	5,432	—

	$12,089	$23,929

      There were no material gross realized gains or losses from sales of securities in the periods presented. Unrealized gains (losses) were ($7,000) and $4,000 at December 31, 2003 and 2002, respectively.

Note 6 —	Inventories

      Inventories consist of the following (in thousands):

	December 31,	December 31,
	2003	2002

Raw materials	$5,063	$4,514
Work in process	429	709
Finished goods	1,454	1,057

	$6,946	$6,280

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2003	2002

Laboratory and office equipment	$6,994	$7,362
Property	2,095	2,088
Leasehold improvements	1,217	1,243

	10,306	10,693
Less accumulated depreciation and amortization	(5,852)	(5,772)

Property and equipment, net	$4,454	$4,921

      Equipment leased under capital leases is included in laboratory and office equipment. At December 31, 2003 and 2002, equipment under capital leases was approximately $38,000 and $252,000 with accumulated amortization of approximately $6,000 and $92,000, respectively.

Note 8 — Commitments

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

		Operating Leases

			Amounts
		Total	Included in
	Capital	Cash	Restructuring	Remaining
Year Ending December 31,	Leases	Obligation	Liability	Obligation

2004	$9	$610	$89	$521
2005	9	37	—	37
2006	8	13	—	13
2007	7	—	—	—

Total	$33	$660	$89	$571

Less amount representing interest	(2)

Present value of future lease payments	31
Less current portion	(8)

Noncurrent obligations under capital leases	$23

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalties:

      The Company has minimum royalty commitments pursuant to a software development and license agreement. The minimum royalties under this agreement are as follows:

Minimum
Year Ending December 31,	Royalties

2004	$81
2005	81
2006	25
2007	25
2008	25

Total	$237

Rent expense:

      Rent expense under operating leases was approximately $1.1 million, $1.1 million, and $1.2 million, in 2003, 2002, and 2001, respectively.

Other:

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

      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003.

Note 9 — Debt

      In connection with the acquisition of Jones Group, the Company issued notes payable of approximately $10.9 million. The notes payable are denominated in British Pound Sterling in the amount of £7,650,000 ($12.2 million as of December 31, 2003) and interest is payable to the note holders at an initial rate of 3.9% per annum for the first twelve month period (ending February 20, 2003), and subsequently at the rate equal to the published base rate of Barclays Bank PLC on the date immediately preceding each quarterly interest period, less any fees and costs. The Company deposited cash in the amount of £7,650,000 ($10.9 million at origination) with Barclays Bank PLC as collateral for the principal and interest on the notes payable. The cash amounts held as collateral are represented as restricted cash in the Company’s balance sheet and are invested in money market instruments to yield rates approximate to the interest rates due on the notes payable. The notes payable are due on April 30, 2004.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Stockholders’ Equity

Convertible Preferred Stock

      Pursuant to our charter, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote of action by our stockholders. At December 31, 2003 and 2002, zero shares were issued and outstanding.

Common Stock

      In February 2002, the Company issued 572,152 shares of unregistered common stock in connection with the acquisition of Jones Group.

      In March 2001, the Company issued 666,667 shares of unregistered common stock in connection with the acquisition of ATSI.

Common Stock Repurchase Program

      On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. At December 31, 2003, the Company had repurchased 50,000 shares of outstanding common stock at an average price of $0.93 per share.

Warrants

      In 1997, the Company issued a series of warrants to purchase 30,799 shares of common stock at an exercise price of $6.82 per share in connection with the execution of a capital lease line and a loan and security agreement. These warrants expire at various dates through December 2004. At December 31, 2003, all of these warrants were still outstanding.

      In 1998, the Company issued two warrants to purchase a total of 32,266 shares of common stock at an exercise price of $6.82 per share in connection with two loan agreements entered into in July 1998. These warrants expire in July 2005. At December 31, 2003, all of these warrants were still outstanding. The fair value of these warrants, determined using a Black-Scholes valuation model, was $40,699 and has been recorded as interest expense over the term of the respective loan.

      In 1999, the Company issued a warrant to purchase 17,600 shares of common stock at an exercise price of $6.82 per share in connection with a draw down on one of its loans. The warrant expired in January 2003. At December 31, 2003, this warrant was no longer outstanding. The fair value of the warrant, determined using the Black-Scholes valuation model, was $22,200 and has been recorded as interest expense over the term of the loan.

1995 Incentive Stock Plan

      The Company’s 1995 Incentive Stock Plan (the “1995 Plan”) provides for (i) the grant of incentive stock options to employees, (ii) the grant of non-statutory stock options to employees and consultants, and (iii) the grant of stock purchase rights. A total of 3,464,179 shares of common stock have been authorized for issuance under the 1995 Plan.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Shares
	Available	Number of	Weighted Average
	for Grant	Options	Exercise Price

Balance at December 31, 2000	2,194,875	1,616,267	3.42
Additional shares authorized	913,466	—	—
Options granted	(1,712,575)	1,712,575	5.34
Options exercised	—	(187,030)	0.88
Options canceled	331,066	(331,066)	5.87

Balance at December 31, 2001	1,726,832	2,810,746	4.52
Additional shares authorized	964,084	—	—
Options granted	(2,479,896)	2,479,896	1.71
Options exercised	—	(92,769)	0.84
Options canceled	1,135,741	(1,135,741)	4.95

Balance at December 31, 2002	1,346,761	4,062,132	2.75
Additional shares authorized	—	—	—
Options granted	(570,720)	570,720	0.96
Options exercised	—	(249,697)	0.62
Options canceled	746,169	(746,169)	2.78

Balance at December 31, 2003	1,510,803	3,636,986	2.62

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All options and shares were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. As of December 31, 2003, information about options outstanding and options exercisable was as follows:

	Options Outstanding

		Weighted Average		Options Exercisable
		Remaining
	Number of	Contractual	Weighted Average	Number of	Weighted Average
Exercise Price	Options	Life (Years)	Exercise Price	Options	Exercise Price

$0.06 - $0.85	1,048,934	8.37	$0.73	510,299	$0.67
$0.89 - $2.33	1,004,247	8.09	$1.54	621,083	$1.40
$2.49 - $4.74	959,757	8.00	$3.15	546,943	$3.19
$5.68 - $20.13	624,048	7.09	$6.69	463,254	$6.76

	3,636,986	7.98	$2.62	2,141,579	$2.84

      There were 1,253,228 and 841,026 options exercisable as of December 31, 2002 and 2001, respectively.

      The weighted-average fair value of the stock options granted were $0.96, $1.71, and $5.34 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In 2000, the Company granted 86,592 options outside of its options plans to certain employees and one consultant at a weighted-average exercise price of $4.53. During 2001, 22,000 options were exercised with an exercise price of $1.14 per share. As of December 31, 2002, all remaining options outstanding had been cancelled.

      Deferred stock compensation is the difference between the exercise price of the options and the deemed fair value of the common stock at the date of grant. Prior to the Company’s initial public offering, the fair value was determined based on the business factors underlying the value of the Company’s common stock on the date of grant viewed in light of our initial public offering and the anticipated initial public offering price per share. Subsequently, fair value was determined based on the share price of the Company’s stock at the date of grant. The deferred stock compensation was recorded as a component of stockholders’ equity and is being amortized over the vesting periods of the options, generally four years, using the graded vesting method. The Company recorded deferred stock compensation of approximately $2.8 million in the year ended December 31, 2000 and approximately $3.8 million in the year ended December 31, 1999 in connection with the grant of stock options to employees. The Company has recorded amortization of deferred stock compensation of $65,000, $222,000, and $1.6 million, in the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, the Company had a total of $9,000 to be amortized over the remaining vesting period of the options.

      The Company has granted options to consultants in exchange for services. Shares granted totaled 30,850 in 2003, 62,000, in 2002 and 22,000 in 2001, The Company recorded compensation expense related to these options of $46,000, $49,000, and $137,000, for the years ended December 31, 2003, 2002 and 2001 respectively. In accordance with SFAS 123 and EITF 96-18, options granted to consultants are periodically revalued until exercised, cancelled or forfeited.

2000 Employee Stock Purchase Plan

      In April 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and initially reserved a total of 176,000 shares for issuance. Under the terms of the Purchase Plan, the number of shares reserved shall increase annually on the first day of the Company’s fiscal year beginning in 2001 by the lesser of (i) 440,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payroll during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. The initial offering period commenced on November 1, 2000. During 2003, 111,513 shares were issued under the stock purchase plan.

Reserved Shares

      As of December 31, 2003, the Company has reserved shares of common stock for future issuance as follows:

Warrants	63,065
Incentive stock plans	5,159,196
Employee Stock Purchase Plan	615,609

5,837,870

Note 11 — Realized Gain on the Sale of Net Assets

      On July 30, 2003, the Company announced the sale of its HPLC business to the Grace Vydac business unit of W.R. Grace & Co. The sale included the Genesis® and ApexTM brands of HPLC columns and HPLC-related capital assets and trademarks. The divestiture enables the Company to focus R&D and sales and marketing efforts on core product areas providing consumable and instrument products to the critical areas of drug development. The pretax gain on the sale of net assets was approximately $460,000 recorded as an element of other income/(expense). The carrying amounts of the major assets and liabilities included in the sale were as follows (in thousands):

Inventories	$603
Intangible assets	289
Fixed assets	38
Other liabilities	(58)

Total	$872

Note 12 — 401(k) Retirement Savings Plan

      The Company maintains a 401(k) retirement savings plan for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 20% of annual compensation to the Plan. The Company, at its discretion, may make contributions to the Plan. The Company’s expenses related to the Plan have been immaterial. During 2002, in conjunction with the acquisition of the Jones Group, the Company merged the 401(k) plan of the Jones Group U.S. subsidiary, Jones Chromatography U.S.A., Inc., into the Company plan. Plan costs recognized as expenses were approximately $5,000 for the year ended December 31, 2003 and approximately $10,000 for the year ended December 31, 2002.

Note 13 — Income Taxes

      The Company has a current provision for foreign income taxes of $783,000, $217,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively, related to its UK operations. There was no provision for U.S. income taxes for any of the periods presented, due to the Company’s net operating losses. Foreign income from continuing operations before income taxes was approximately $1.9 million, $301,000, and $0 in the years ended December 31, 2003, 2002 and 2001, respectively.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $59.0 million, which expire in the years 2010 through 2023 and federal research and development tax credits of approximately $1.2 million, which expire in the years 2010 through 2023. As of December 31, 2003, the Company had net operating loss carryforwards for state income tax purposes of approximately $16.0 million which expire in the years 2005 through 2013 and state research and development tax credits of approximately $1.1 million which do not expire.

      Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

      Income tax expense (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2003	2002	2001

U.S. federal taxes (benefit)
At statutory rate	$(2,772)	$(4,712)	$(7,070)
State taxes	—	—	—
Net operating losses not benefited	422	3,977	123
Impairment and non-deductible amortization	2,350	735	6,677
Non-deductible in-process research charge	—	—	270

Total	$—	$—	$—

      Deferred income taxes reflect the net tax effects of net operating losses and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended
	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$20,880	$17,500
Research credits	1,930	1,600
Capitalized research and development	860	1,000
Other	1,030	2,500

Total deferred tax assets	24,700	22,600

Valuation allowance	(24,700)	(22,600)

Net deferred tax assets:	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.1 million and $5.3 million during 2003 and 2002, respectively.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Market Sales, Export Sales, and Significant Customers

      The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.

      The Company had net sales by market as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Instruments	$10,148	$11,888	$11,151
Consumables	11,653	11,106	4,130
Services	2,668	3,323	1,782

	$24,469	$26,317	$17,063

      The Company had net sales by geographical region as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

US	$11,235	$14,169	$11,739
Europe	11,438	10,282	2,842
Far East (principally Japan)	1,796	1,866	2,482

	$24,469	$26,317	$17,063

      No single customer accounted for more than 10% of total net sales during 2003, 2002 and 2001. Net sales are attributed to countries based on the location of the customer. During 2003, sales to customers in the United Kingdom accounted for approximately 26% of net sales.

      The Company’s long-lived assets were segmented by geography as follows (in thousands):

	December 31,

	2003	2002	2001

US	$20,489	$5,080	$5,058
Europe	3,378	16,371	287
Far East	70	68	101

	$23,937	$21,519	$5,446

Note 15 —	Unaudited Quarterly Data

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands, except per share data)
Net sales	$6,166	$5,166	$6,884	$6,253	$7,555	$7,282	$6,723	$4,757
Gross profit	2,837	2,608	3,012	2,756	3,457	2,496	3,193	2,167
Loss from operations	(745)	(3,104)	(1,994)	(2,538)	(2,337)	(5,459)	(3,263)	(3,245)
Net loss	(650)	(3,065)	(1,906)	(2,531)	(2,246)	(5,338)	(3,157)	(3,117)
Net loss per share, basic & diluted	$(0.03)	$(0.15)	$(0.09)	$(0.13)	$(0.11)	$(0.27)	$(0.16)	$(0.16)

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The first quarter fiscal 2001 net loss includes a charge of $270,000 for the write-off of acquired research and development related to the Company’s acquisition of ATSI.

      The fourth quarter fiscal 2001 net loss includes a charge of $5.5 million for the write-down of purchased intangible assets related to the ATSI acquisition, and restructuring and other charges of $384,000 composed primarily of $362,000 of severance and benefits charges.

      The third quarter of fiscal 2002 net loss includes restructuring and other charges of $2.6 million composed primarily of $630,000 in severance and benefits charges, $683,000 in excess equipment charges, $765,000 in the write-off of excess and obsolete inventory, and $356,000 in facilities charges.

      The third quarter fiscal 2003 net loss includes a charge of $1.6 million for the write-down of purchased intangible assets related to the ATSI acquisition and a non-recurring pre-tax gain of $460,000 related to the sale of the Company’s HPLC product line.

      The fourth quarter fiscal 2003 net loss includes a benefit of $184,000 for the recovery of restructuring charges originally recognized in the third quarter of fiscal 2002, resulting from a revision to the estimated remaining liability associated with the restructuring actions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 9, 2004.

Code of Ethics

      We have adopted a Code of Ethics that applies to all of our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our website. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2003.

Item 11.	Executive Compensation.

      The information required by this Item 11 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 9, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this Item 12 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 9, 2004.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item 13 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 9, 2004.

Item 14.	Principal Accountant Fees and Services

      The information required by this item 14 is incorporated by reference from our Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on June 9, 2004.

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
Consolidated Statements of Operations
Consolidated Statement of Shareholder’s Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules:

      Schedule II — Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2003.

      The following financial statement schedule of Argonaut Technologies, Inc. for each of the past three years in the period ended December 31, 2003 should be read in conjunction with the Consolidated Financial Statements of Argonaut Technologies, Inc.

Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at	Additions		Balance at
	Beginning	Charged to Costs	Deductions	End of
	of Period	and Expenses	Writeoffs	Period

	(In thousands)
Year Ended December 31, 2001	$50	104	—	$154
Year Ended December 31, 2002	$154	58	102	$110
Year Ended December 31, 2003	$110	10	18	$102

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

      (3) Exhibits:

Number	Description of Document

2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(g)	Amended and Restated Bylaws of Registrant.

Number	Description of Document

4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.
10.1(a)	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.
10.2(a)	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.
10.3(a)	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.
10.4(a)	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.
10.5(a)	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.
10.6(a)	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
10.7(a)	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.
10.9(a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.10(a)	1995 Stock Plan.
10.11(a)	1995 Stock Plan Form of Stock Option Agreement.
10.12(g)	2000 Incentive Stock Plan, as amended.
10.13(g)	2000 Employee Stock Purchase Plan, as amended.
10.14(b)	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.
10.15(b)	Agreement between the Registrant and David P. Binkley dated December 5, 2001.
10.16(b)	Agreement between the Registrant and John T. Supan dated January 10, 2002.
10.17(e)	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.
10.18(f)	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

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

      (b) Reports on Form 8-K

      On October 30, 2003, the Company filed a report on Form 8-K providing the contents of a press release issued by the Company announcing its financial results for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGONAUT TECHNOLOGIES, INC.

By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer

Dated: March 30, 2004

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

Signature	Title	Date

/s/ LISSA A. GOLDENSTEIN Lissa A. Goldenstein	Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2004

/s/ DAVID J. FOSTER David J. Foster	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ BROOK H. BYERS Brook H. Byers	Director	March 30, 2004

/s/ HINGGE HSU, M.D. Hingge Hsu, M.D.	Director	March 30, 2004

/s/ DAVID G. LUDVIGSON David G. Ludvigson	Director	March 30, 2004

/s/ PETER MACINTYRE Peter Macintyre	Director	March 30, 2004

/s/ BRIAN METCALF, PH.D. Brian Metcalf, Ph.D.	Director	March 30, 2004

ARGONAUT TECHNOLOGIES, INC.

Form 10-K
Annual Period Ended December 31, 2003

EXHIBIT INDEX

Number	Description of Document

2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(g)	Amended and Restated Bylaws of Registrant.
4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.
10.1(a)	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.
10.2(a)	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.
10.3(a)	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.
10.4(a)	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.
10.5(a)	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.
10.6(a)	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.
10.7(a)	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.
10.9(a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.10(a)	1995 Stock Plan.
10.11(a)	1995 Stock Plan Form of Stock Option Agreement.
10.12(g)	2000 Incentive Stock Plan, as amended.
10.13(g)	2000 Employee Stock Purchase Plan, as amended.
10.14(b)	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.
10.15(b)	Agreement between the Registrant and David P. Binkley dated December 5, 2001.
10.16(b)	Agreement between the Registrant and John T. Supan dated January 10, 2002.
10.17(e)	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.
10.18(f)	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

(e)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

(f)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(g)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.