Form 10-K/A
period 2003-12-31
ARGONAUT TECHNOLOGIES INC
filed 2004-03-31
CIK 1112880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

      This amendment to the Annual Report on Form 10-K of Argonaut Technologies, Inc. for the fiscal year ended December 31, 2003 is being filed solely for the purpose of correcting certain typographical errors in the Notes to Consolidated Financial Statements on page 57 of the original Form 10-K filed on March 30, 2004.

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

      Income tax expense (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2003	2002	2001

U.S. federal taxes (benefit)
At statutory rate	$(2,505)	$(4,638)	$(7,070)
Foreign taxes	783	217	—
Net operating losses not benefited	1,706	4,388	4,708
Impairment and non-deductible amortization	799	250	2,270
Non-deductible in-process research charge	—	—	92

Total	$783	$217	$—

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGONAUT TECHNOLOGIES, INC.

By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer

Dated: March 31, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* Lissa A. Goldenstein		Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2004

* David J. Foster		Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2004

* Brook H. Byers		Director	March 31, 2004

* Hingge Hsu, M.D.		Director	March 31, 2004

* David G. Ludvigson		Director	March 31, 2004

* Peter Macintyre		Director	March 31, 2004

* Brian Metcalf, Ph.D.		Director	March 31, 2004

*By:	/s/ LISSA A. GOLDENSTEIN Lissa A. Goldenstein (Attorney-in-fact)

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