Form 10-Q
period 2004-03-31
ARGONAUT TECHNOLOGIES INC
filed 2004-05-13
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

There were 20,491,002 shares of the registrant’s common stock outstanding on April 30, 2004.

Argonaut Technologies, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,688	$9,620
Short-term investments	99	3,850
Accounts receivable, net	4,359	5,993
Inventories	7,433	6,946
Prepaid expenses & other current assets	659	562
Notes receivable	64	56

Total current assets	23,302	27,027
Restricted cash	12,883	12,317
Property and equipment, net	4,085	4,454
Goodwill	9,410	9,410
Other intangible assets, net	4,316	4,471
Long-term investments	6,272	5,432
Other assets	201	204

	$60,469	$63,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,280	$1,494
Accrued compensation	800	971
Other accrued liabilities	2,099	2,406
Deferred revenue	736	978
Current portion of notes payable and capital lease obligations	12,613	12,200

Total current liabilities	17,528	18,049
Long term debt	21	23
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	121,632	121,670
Deferred stock compensation	(6)	(9)
Accumulated other comprehensive income (loss)	1,062	824
Accumulated deficit	(79,770)	(77,244)

Total stockholders’ equity	42,920	45,243

	$60,469	$63,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales:
Products	$4,241	$5,244
Services	439	1,009

Total net sales	4,680	6,253

Costs and Expenses:
Costs of products	3,089	2,836
Costs of services	224	661
Research and development (Note A)	945	1,293
Selling, general and administrative (Note A)	3,046	3,790
Amortization of purchased intangibles	121	211

Total costs and expenses	7,425	8,791

Loss from operations	(2,745)	(2,538)
Other income (expenses):
Interest and other income	329	243
Interest and other expense	(137)	(178)

Net loss before provision for income taxes	(2,553)	(2,473)
Income taxes benefit (provision)	27	(58)

Net loss	$(2,526)	$(2,531)

Net loss per common share, basic and diluted	$(0.12)	$(0.13)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,397	20,022

Note A: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$—	$13
Selling, general and administrative	—	18

	$—	$31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,526)	$(2,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	346
Amortization of other purchased intangibles	155	226
Disposal of fixed assets	106	35
Stock-based compensation	—	31
Change in cumulative translation adjustment	(11)	63
Changes in assets and liabilities:
Accounts receivable	1,645	212
Inventories	(487)	(265)
Prepaid expenses and other current assets	(71)	(30)
Accounts payable	(214)	(34)
Accrued compensation	(171)	(22)
Other accrued liabilities	(308)	(505)
Deferred revenue	(242)	(415)

Net cash used in operating activities	(1,831)	(2,889)

Cash flows from investing activities:
Capital expenditures	(61)	(378)
Purchase of short-term investments	—	(3,179)
Proceeds from the sales of short-term investments	771	4,622
Proceeds from the maturities of short-term investments	3,007	—
Purchase of long-term investments	(840)	—
Purchase of licenses	—	(35)
Restricted cash	(154)	—

Net cash provided by investing activities	2,723	1,030

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(30)
Repayment of long term debt	—	(71)
Repurchase of common stock	(81)	—
Net proceeds from issuances of common stock	47	6

Net cash used in financing activities	(34)	(95)

Effect of exchange rate changes on cash	210	—
Net increase (decrease) in cash and cash equivalents	1,068	(1,954)
Cash and cash equivalents at beginning of period	9,620	20,895

Cash and cash equivalents at end of period	$10,688	$18,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals and adjustments, which Argonaut Technologies, Inc. (“Argonaut” or “the Company”) considers necessary to present fairly the financial information included herein. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2004, or any other future period.

Product Warranty

The Company generally warrants its equipment for a period of one year and provides a reserve for estimated warranty costs concurrent with the recognition of revenue. The Company also sells warranty extensions and the related revenue is recognized ratably over the term of the extension. Warranty costs incurred during the extension period are expensed as incurred.

Changes in the Company’s product warranty accrual for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

		Increase
	Balance	(Decrease) in	Cost of	Balance
Accrued Product Warranty	Beginning	Warranty	Warranty	End of
Three Months Ended:	of Period	Accrual	Repair	Period
March 31, 2004	$199	51	(17)	$233
March 31, 2003	$211	(22)	(100)	$89

New Accounting Standards

In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The requirements of FIN No. 46 apply immediately to VIE’s created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. The Company does not believe that it currently has any investments in variable interest entities, therefore the adoption of FIN 46 did not have a material impact on the Company’s financial condition or results of operations.

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

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	1.58%	NA
Dividend yield	—	NA
Weighted-average expected life	3.6	NA
Volatility	0.81	NA

The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(2,526)	$(2,531)
Stock-based employee compensation expense included in reported net loss	3	26
Total stock-based employee compensation expense determined under fair value based methods for all awards	(350)	(372)

Pro forma net loss	$(2,873)	$(2,877)

Basic and diluted net loss per common share, as reported	$(0.12)	$(0.13)

Pro forma basic and diluted net loss per common share	$(0.14)	$(0.14)

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

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$5,356	$5,063
Work in process	583	429
Finished goods	1,494	1,454

	$7,433	$6,946

NOTE 4 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period. Due to the net loss position of the Company, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Options to purchase 3,749,995 and 3,932,216 shares of common stock were outstanding at March 31, 2004 and March 31, 2003, respectively. Warrants to purchase 63,065 and 80,665 shares of common stock were outstanding at March 31, 2004 and March 31, 2003, respectively. Options and warrants were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three-month periods ended March 31, 2004 and 2003, comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(2,526)	$(2,531)
Unrealized gain (loss)	28	(6)
Cumulative translation adjustment	210	56

Comprehensive loss	$(2,288)	$(2,481)

NOTE 6 — GOODWILL AND OTHER PURCHASED INTANGIBLES

Goodwill and other purchased intangible assets with indefinite lives have resulted from the acquisition of Camile Products, LLC (now Argonaut Technologies Systems, Inc. (“ATSI”)) and Jones Chromatography Limited (“the Jones Group”). Goodwill and other intangible assets with indefinite lives are not amortized subsequent to the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

The amortization expense relating to the intangible assets for the three-month periods ended March 31, 2004 and 2003 was 155,000 and $226,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at March 31, 2004:

	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Completed technology	$5,539	$(2,637)
Licenses	1,435	(214)
Tradenames	250	(57)

Total	$7,224	$(2,908)

NOTE 7 — RESTRUCTURING CHARGES

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. At March 31, 2004, 40 of the 44 employees had been terminated.

A summary of the restructuring activity is as follows (in thousands):

	Accrued		Noncash	Accrued
	Restructuring at	Cash	Charges	Restructuring at
	December 31, 2003	Payments	(Recoveries)	March 31, 2004
Workforce reductions	$70	$—	$—	$70
Abandonment of excess leased facilities	88	(33)	—	55

Total	$158	$(33)	$—	$125

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, research and development activities and sales and marketing initiatives such as our plan to concentrate our efforts in those areas such as building our core consumables business, possible future acquisitions, our plans to discontinue non-performing consumable products and certain legacy instrument products, the anticipated effects of our recent restructuring program and related accruals, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, and our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated, the risk that we are unable to successfully integrate the product and service offerings of the companies we recently acquired and successfully capitalize on anticipated synergies and growth opportunities, and the risk that our restructuring programs do not proceed as planned and that we incur unexpected expenses in connection with the implementation thereof. For a further discussion of these and other risks and uncertainties related to our business see the discussion set forth herein under “Factors That May Affect Our Future Results.”

Overview

Argonaut develops innovative products designed to help pharmaceutical and other chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our chemistry consumable products, instrumentation products and services. We commenced commercial shipment of our first generation instrument in 1996, the Quest product line in 1997, the Trident product line in 1998 and the Surveyor and the Endeavor product lines in 2000. We also derive revenues from the sale of reagents, and other instrument-related consumables and consumables products of Jones Chromatography Limited (“Jones Group”), which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization. Since our inception, we have incurred significant losses and, as of March 31, 2004, we had an accumulated deficit of $79.8 million.

Recent Developments

New product introduction

In the first quarter of 2004, we launched the FlashMaster Personal+ system and the Advantage Series 2410 personal screening synthesizer, and both of these products are important to our ability to increase revenues in 2004 and beyond. Designed for use with pre-packed, disposable ISOLUTE® flash chromatography columns, the FlashMaster Personal+ system features a second column position for on-line solid sample loading and a liquid injection port for soluble samples. The 2410 personal screening synthesizer is designed to help process chemists who work with small amounts of material, simulate and replicate the thermal and mixing conditions seen in larger production reactors.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies that are included/described in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004

Net Sales

Net sales in the three-month period ended March 31, 2004 were $4.7 million compared to $6.3 million for the same period in 2003, a decrease of 25%. The decrease in net sales is primarily due to the discontinuation of certain non-strategic product lines during 2003, the winding down of a contract research and development (“R&D”) project, and decreased integration services sales. For the first quarter of 2004, instrument sales comprised approximately 30% of net sales, chemistry consumables sales comprised approximately 58% of net sales, and service, integration services and contract R&D together comprised approximately 12% of net sales. Instrument sales were $1.4 million in the first quarter of 2004 versus $1.8 million for the same period in 2003, primarily due to the discontinuation of certain product lines during 2003. Chemistry consumables sales were $2.7 million in the first quarter of 2004 versus $3.3 million in the same period of 2003, a decrease of 17%. The decline in chemistry consumables products is primarily attributable to the sale of certain product lines to a third party in 2003. Service, integration services and contract R&D sales were $551,000 in the first quarter of 2004 versus $1.3 million in the same period of 2003, a decrease of about 55%. The decline is primarily due the winding down of a contract R&D project and decreased integration services sales.

Cost of sales

Gross margin as a percent of sales was 29.2% for the first quarter of 2004 compared to 44.1% for the first quarter of 2003. Lower margin performance was primarily due to the fact that lower revenue did not support the relatively fixed manufacturing costs. In addition, we incurred costs of approximately $211,000 due to the transfer of the manufacturing of our flash chromatography instrument business from Cardiff, Wales to Foster City, California and the transfer of a chemistry resins business from Foster City to Cardiff. There was also an additional inventory write-off due to a discontinued product line.

Research and development expenses

Research and development expenses decreased to $0.9 million for the three-month period ended March 31, 2004 compared to $1.3 million for the same period in 2003, a decrease of 27%. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. The decrease was primarily attributable to lower personnel costs and lower outside service providers resulting from the effects of the restructuring program initiated in the third quarter of 2002 and fewer ongoing R&D projects.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $3.0 million in the three-month period ended March 31, 2004 from $3.8 million for the same period in 2003, a decrease of 20%. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The decrease was primarily attributable to the effects of the restructuring efforts initiated in the third quarter of 2002, lower personnel costs, and lower costs associated with promotional expenses.

Restructuring charges

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. The restructuring program is estimated to result in annualized savings of approximately $3.0 million beginning in fiscal 2003, realized primarily in reduced operating costs as a result of reduced employee-related costs. As of March 31, 2004, 40 of the 44 employees had been terminated. The remaining accrued restructuring liability was $158,000 at March 31, 2004. For the quarterly period ended March 31, 2004, there were $33,000 of cash payments related to the restructuring program. Remaining cash expenditures relating to workforce reduction and other related charges are expected to be paid by June 30, 2004. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments are due over the remainder of the lease terms through 2004.

Amortization of purchased intangible assets

For the quarter ended March 31, 2004, as part of operating expenses, the Company recorded amortization of purchased intangibles of $121,000 compared to $211,000 in the same period in 2003. The decrease in amortization expense is due to the lower carrying value of the purchased intangible assets.

Interest and Other Income (Expense), net

Interest and other income increased to $329,000 for the three-month period ended March 31, 2004 as compared to $243,000 for the same period in 2003, primarily because of the effects of foreign currency transaction differences. Interest and other expense was $137,000 for the first quarter of 2004 compared to $178,000 in the same period in 2003 primarily due to lower interest expense associated with a lower outstanding balance of the notes payable for the Jones Group acquisition.

Provision for Income Taxes

The Company recorded a benefit for income taxes of approximately $27,000 due to the loss before taxes of Jones Group in the UK for the three-month period ended March 31, 2004 as compared to provision for income taxes of approximately $53,000 to record the UK corporate tax liability of Jones Group for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had cash, cash equivalents, investments and restricted cash of $29.7 million compared to $31.2 million at December 31, 2003. The decrease was primarily due to the use of $1.8 million in general operating activities, $0.8 million for purchase of long-term investments, $81,000 for the repurchase of its common stock and $61,000 used for capital expenditures. These uses of cash were offset by approximately $3.7 million in proceeds from sales and maturities of short-term investments.

At March 31, 2004, restricted cash of $12.9 million is comprised of $12.6 million that is used to secure the notes payable as purchase consideration in the acquisition of the Jones Group and $0.3 million as deposits against operating leases. At March 31, 2004, approximately $1.3 million of the note principal had been paid, with the remainder ($12.6 million at March 31, 2004) payable at April 30, 2004.

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

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. During the three months ended March 31, 2004, the Company repurchased 50,000 shares of its common stock on the open market for approximately $81,000 at an average price of $1.62 per share. Through March 31, 2004, the Company had repurchased 100,000 shares of its outstanding common stock at an average price of $1.28, pursuant to our stock repurchase program.

The Company expects to have negative cash flows from operations through at least the fourth quarter of 2004. We may also use cash resources to fund additional collaborative or strategic relationships, acquisitions or investments in other businesses, technologies or product lines. Based on our current expectations, we believe that our current cash balances will be sufficient to fund our operations through at least the next 12 months.

At March 31, 2004, there have not been any substantial changes to the Company’s contractual cash obligations from those reported at December 31, 2003.

New Accounting Standards

In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is considered to be the primary beneficiary in a VIE. Primary beneficiary is the party subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The requirements of FIN No. 46 apply immediately to VIE’s created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. The Company does not believe that it currently has any investments in variable interest entities, therefore the adoption of FIN 46 did not have a material impact on the Company’s financial condition or results of operations.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

We have incurred operating losses and negative cash flows from operations since our inception. As of March 31, 2004, we had an accumulated deficit of $79.8 million and we recorded net losses of $2.5 million for the three-month period ended March 31, 2004. We expect to continue to incur operating and net losses during 2004 and we may never generate positive cash flows.

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

Pharmaceutical, biotechnology, life sciences and chemical organizations have historically performed chemistry development using traditional laboratory methods. To date, our products have not been as widely adopted by these industries as we had expected. The commercial success of our products will depend upon the adoption of these products as a method to develop chemical compounds for these industries. In order to be successful, our products must meet the performance and pricing requirements for chemistry development within the pharmaceutical, biotechnology, life sciences and chemical industries. Market acceptance will depend on many factors, including our ability to:

•	Convince prospective customers that our products are a cost-effective alternative to traditional methods and other technologies that may be introduced for chemistry development.

•	Convince prospective customers that our products provide the same or enhanced quality and accuracy as compared with traditional methods and other new technologies that may be developed.

•	Manufacture products in sufficient quantities with acceptable quality and at an acceptable cost.

•	Install and service sufficient numbers of our instruments, particularly new instruments such as the Advantage Series™ 3400 process chemistry workstation.

•	Convince prospective customers that our products and our ability to supply and support our products are equivalent or better as compared to competitor companies.

If we cannot achieve these objectives, our products will not gain market acceptance.

We face risks associated with past and future acquisitions.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have acquired complementary businesses and may choose to acquire others in the future. We completed our acquisition of ATSI in March 2001 and Jones Group in February 2002. During 2002 and 2003, we made significant progress integrating the Jones Group business; however, we continue to have remaining integration activities and projects, including the transition of the manufacturing and R&D operations of the flash chromatography business to Foster City, California. Our failure to completely and successfully integrate this business may materially affect our business going forward.

We do not know if we will be able to complete any future acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, and may disrupt our ongoing business and distract our management. If we are unable to effectively integrate any acquired entities, products or technologies, our business may suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could negatively impact our operating results. Our available cash and securities may be used to buy or invest in companies or products, possibly resulting in significant acquisition-related charges to earnings and dilution to our stockholders. Due to volatile market conditions, the value of long live assets may be negatively impacted, which may result in future, additional impairment charges. Moreover, if we buy a company, we may have to incur or assume that company’s liabilities, including liabilities that are unknown at the time of acquisition.

Our product development efforts may not produce commercially viable products.

We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products. During the first half of 2003, we launched a new product, the Advantage Series™ 3400 workstation and in the first quarter of 2004, we launched the FlashMaster Personal+ system and the Advantage Series 2410 personal screening synthesizer. Our ability to increase revenues in 2004 and beyond is dependent on the success of these products.

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

Due to the prior slowdown in the economy, the credit risks relating to our customers increased. Although we have programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. We have experienced losses due to customers failing to meet their obligations. Although these losses have not been significant, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial conditions.

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

As a global concern, we face exposure to adverse movements in foreign currency and US dollar exchange rates. During the first quarter of 2004, approximately 58% of our net sales were exposed to foreign currency risk. During the same period, approximately 20% of our operating expenses were exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

The trading price of our common stock has been highly volatile and ranged in 2004 from a per-share high of $2.68 to a low of $1.34 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures have not changed significantly from those set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13(a)-14(c) under the Securities Exchange Act of 1934 (“Exchange Act”) are effective to ensure that information required to be disclosed by the Company in this report and other reports that it files under the Exchange Act is recorded, processed, summarized and reported within the periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Company Purchases of Common Stock

The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of our common stock

			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased[1]	Per Share	or Programs[2]	Programs
1/01/04 - 1/31/04	—	—	—	—
2/01/04 - 2/29/04	—	—	—	—
3/01/04 - 3/31/04	50,000	$1.62	50,000	$372,000

1.	All purchases were made pursuant to our publicly announced repurchase program.

2.	On August 8, 2002, we announced the approval by our Board of Directors of a stock repurchase program under which we may repurchase up to $500,000 of our outstanding common stock through open market transactions. The duration of our stock repurchase program is open-ended and the timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following exhibits have been file with this report.

Number	Description of Document
2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(g)	Amended and Restated Bylaws of Registrant.

4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

10.1(a)	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.

10.2(a)	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.

10.3(a)	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.

10.4(a)	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.

10.5(a)	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.

10.6(a)	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.

10.7(a)	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.

10.9(a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.10(a)	1995 Stock Plan.

10.11(a)	1995 Stock Plan Form of Stock Option Agreement.

10.12(g)	2000 Incentive Stock Plan, as amended.

10.13(g)	2000 Employee Stock Purchase Plan, as amended.

10.14(b)	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.

10.15(b)	Agreement between the Registrant and David P. Binkley dated December 5, 2001.

10.16(b)	Agreement between the Registrant and John T. Supan dated January 10, 2002.

10.17(e)	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.

10.18(f)	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.

10.19	Agreement between the Registrant and Howard Goldstein dated April 16, 2004.

10.20	Lease Agreement between the Registrant and Metropolitan Life Insurance Company dated April 2, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act .

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

(e)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

(f)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(g)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.

(b)	Reports on Form 8-K.

On February 24, 2004, the Company filed a report on Form 8-K providing the contents of a press release issued by the Company announcing its financial results for the year ended December 31, 2003.

The Company filed no other reports on Form 8-K during the period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	ARGONAUT TECHNOLOGIES, INC.

	By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein President and Chief Executive Officer

	By:	/s/ DAVID J. FOSTER

David J. Foster Sr. Vice President and Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
FORM 10-K
Quarterly Period Ended March 31, 2004

EXHIBIT INDEX

Number	Description of Document
2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(g)	Amended and Restated Bylaws of Registrant.

4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

10.1(a)	Amended and Restated Stockholder Rights Agreement, dated May 21, 1999.

10.2(a)	Offer Letter, dated October 29, 1996, from Registrant to David P. Binkley, Ph.D.

10.3(a)	Promissory Note Secured by Deed of Trust between the Registrant and David P. Binkley, dated December 17, 1996.

10.4(a)	Lease Agreement between the Registrant and Tanklage Family Partnership, dated July 9, 1999.

10.5(a)	Lease Agreement between the Registrant and MK Kojimachi Building Co., Ltd., dated September 16, 1997, as amended.

10.6(a)	Lease Agreement between the Registrant and Personalvorsorgestiftung Rapp AG, dated April 16, 1997.

10.7(a)	License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated August 6, 1999.

10.9(a)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.10(a)	1995 Stock Plan.

10.11(a)	1995 Stock Plan Form of Stock Option Agreement.

10.12(g)	2000 Incentive Stock Plan, as amended.

10.13(g)	2000 Employee Stock Purchase Plan, as amended.

10.14(b)	Amendment to License and Supply Agreement between the Registrant and Symyx Technologies, Inc., dated January 1, 2002.

10.15(b)	Agreement between the Registrant and David P. Binkley dated December 5, 2001.

10.16(b)	Agreement between the Registrant and John T. Supan dated January 10, 2002.

10.17(e)	License Agreement between Argonaut Technologies, Inc. and Symyx Technologies, Inc. dated August 21, 2002.

10.18(f)	Agreement between the Registrant and Jan K. Hughes dated December 9, 2002.

10.19	Agreement between the Registrant and Howard Goldstein dated April 16, 2004.

10.20	Lease Agreement between the Registrant and Metropolitan Life Insurance Company dated April 2, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

(e)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

(f)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(g)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.