Form 10-Q
period 2004-06-30
ARGONAUT TECHNOLOGIES INC
filed 2004-08-13
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

There were 20,607,039 shares of the registrant’s common stock outstanding on July 31, 2004.

Argonaut Technologies, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARGONAUT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,828	$9,620
Short-term investments	1,979	3,850
Accounts receivable, net	4,062	5,993
Inventories	8,078	6,946
Prepaid expenses & other current assets	644	562
Notes receivable	52	56

Total current assets	22,643	27,027
Restricted cash	279	12,317
Property and equipment, net	4,318	4,454
Goodwill	9,410	9,410
Other intangible assets, net	4,161	4,471
Long-term investments	4,954	5,432
Other assets	187	204

	$45,952	$63,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,604	$1,494
Accrued compensation	938	971
Other accrued liabilities	2,198	2,406
Deferred revenue	484	978
Current portion of notes payable and capital lease obligations	27	12,200

Total current liabilities	5,251	18,049
Long term debt	19	23
Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	121,718	121,670
Deferred stock compensation	(4)	(9)
Accumulated other comprehensive income (loss)	781	824
Accumulated deficit	(81,815)	(77,244)

Total stockholders’ equity	40,682	45,243

	$45,952	$63,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales:
Products	$4,905	$6,319	$9,146	$11,563
Services	380	565	819	1,574

Total net sales	5,285	6,884	9,965	13,137

Costs and Expenses:
Costs of products	2,811	3,251	5,901	6,087
Costs of services	195	621	419	1,282
Research and development (Note A)	928	1,061	1,873	2,354
Selling, general and administrative (Note A)	3,246	3,731	6,292	7,521
Amortization of purchased intangibles	120	214	241	425

Total costs and expenses	7,300	8,878	14,726	17,669

Loss from operations	(2,015)	(1,994)	(4,761)	(4,532)
Other income (expenses):
Interest and other income	1	289	331	532
Interest and other expense	(23)	(148)	(160)	(326)

Net loss before provision for income taxes	(2,037)	(1,853)	(4,590)	(4,326)
Income taxes benefit (provision)	(8)	(53)	19	(111)

Net loss	$(2,045)	$(1,906)	$(4,571)	$(4,437)

Net loss per common share, basic and diluted	$(0.10)	$(0.09)	$(0.22)	$(0.22)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,437	20,114	20,452	20,068

Note A: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$4	$6	$4	$18
Selling, general and administrative	—	13	—	31

	$4	$19	$4	$49

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,571)	$(4,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632	755
Amortization of other purchased intangibles	310	451
Disposal of fixed assets	198	102
Stock-based compensation	4	57
Change in cumulative translation adjustment		232
Changes in assets and liabilities:
Accounts receivable	1,931	(1,087)
Inventories	(1,132)	(1,181)
Prepaid expenses and other current assets	(61)	189
Accounts payable	110	184
Accrued compensation	(33)	414
Other accrued liabilities	(193)	(461)
Deferred revenue	(494)	(855)

Net cash used in operating activities	(3,299)	(5,637)

Cash flows from investing activities:
Capital expenditures	(694)	(562)
Purchase of short-term investments	—	(10,232)
Proceeds from the sales of short-term investments	771	4,622
Proceeds from the maturities of short-term investments	1,055	1,989
Proceeds from sale of long-term investments	478	—
Purchase of licenses	—	(35)
Restricted cash	12,038	1,167

Net cash provided by (used in) investing activities	13,648	(3,051)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(94)
Repayment of long term debt	(12,192)	(1,167)
Repurchase of common stock	(81)	—
Net proceeds from issuances of common stock	130	97

Net cash used in financing activities	(12,143)	(1,164)

Effect of exchange rate changes on cash	2	—
Net increase (decrease) in cash and cash equivalents	(1,792)	(9,852)
Cash and cash equivalents at beginning of period	9,620	20,895

Cash and cash equivalents at end of period	$7,828	$11,043

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

Changes in the Company’s product warranty accrual for the six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Balance	Increase in	Cost of	Balance
Accrued Product Warranty	Beginning	Warranty	Warranty	End of
Six Months Ended:	of Period	Accrual	Repair	Period
June 30, 2004	$199	129	(43)	$285
June 30, 2003	$211	78	(160)	$129

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

In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options on the grant date and would be effective at the beginning of the Company’s 2005 fiscal year. The Company will evaluate the requirements of the final standard, which is expected to be finalized in late 2004, to determine its impact on the Company’s results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	2.24%	2.18%	1.91%	4.07%
Dividend yield	—	—	—	—
Weighted-average expected life	3.7	3.6	3.7	4.0
Volatility	0.78	1.13	0.78	0.94

The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,045)	$(1,906)	$(4,571)	$(4,437)
Stock-based employee compensation expense included in reported net loss	4	10	4	36
Total stock-based employee compensation expense determined under fair value based methods for all awards	(290)	(381)	(640)	(753)

Pro forma net loss	$(2,331)	$(2,277)	$(5,207)	$(5,154)

Basic and diluted net loss per common share, as reported	$(0.10)	$(0.09)	$(0.22)	$(0.22)

Pro forma basic and diluted net loss per common share	$(0.11)	$(0.11)	$(0.25)	$(0.26)

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

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$6,178	$5,063
Work in process	496	429
Finished goods	1,404	1,454

	$8,078	$6,946

NOTE 4 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period. Due to the net loss position of the Company, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Options to purchase 3,387,198 and 4,061,596 shares of common stock were outstanding at June 30, 2004 and June 30, 2003, respectively. Warrants to purchase 63,065 and 80,665 shares of common stock were outstanding at June 30, 2004 and June 30, 2003, respectively. Options and warrants were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three- and six month periods ended June 30, 2004 and 2003, comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(2,045)	$(1,906)	$(4,571)	$(4,437)
Unrealized gain (loss) on investments	(73)	—	(45)	(6)
Cumulative translation adjustment	(208)	263	2	319

Comprehensive loss	$(2,326)	$(1,643)	$(4,614)	$(4,124)

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

The amortization expense relating to the intangible assets for the three- and six-month periods ended June 30, 2004 was $155,000 and $310,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at June 30, 2004:

	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Completed technology	$5,539	$(2,751)
Licenses	1,435	(249)
Tradenames	250	(63)

Total	$7,224	$(3,063)

NOTE 7 — RESTRUCTURING CHARGES

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. At June 2004, 43 of the 44 employees had been terminated.

A summary of the restructuring activity is as follows (in thousands):

	Accrued		Noncash	Accrued
	Restructuring at	Cash	Charges	Restructuring at
	December 31, 2003	Payments	(Recoveries)	June, 2004
Workforce reductions	$70	$(65)	$—	$5
Abandonment of excess leased facilities	88	(66)	—	22

Total	$158	$(131)	$—	$27

NOTE 8 — PREFERRED STOCK RIGHTS AGREEMENT

On May 24, 2004, the Company’s Board of Directors adopted a Preferred Stock Rights Agreement and declared a dividend of one right (a “Right”) to purchase one one-thousandth of a share of the Company’s Series A Participating Preferred Stock (“Series A Preferred”) for each outstanding share of Common Stock, par value of $0.0001, of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $12.00, subject to adjustment (the “Purchase Price”).

The Rights are not exercisable until the earlier of (i) 10 days after a person or a group of associated persons has acquired or obtained the right to acquire beneficial ownership of 10% or more of the Company’s Common Stock then outstanding (an “Acquiring Person”), or (ii) 10 days after the person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 10% or more of the Common Stock outstanding. A person or group that already had beneficial ownership of 10% or more of the Company’s Common Stock outstanding at the time the agreement was adopted shall not be an Acquiring Person unless and until such time as such person or group becomes the beneficial owner of additional Common Stock (other than pursuant to a dividend or distribution paid or made by the Company pro rata on the outstanding Common Stock in Common Stock or pursuant to a split or subdivision of the outstanding Common Stock).

If the Company is acquired in a merger or other business combination transaction, each exercisable Right entitles the holder to purchase common stock of the acquiring company having a value equal to two times the Purchase Price.

The Board of Directors may exchange the Rights for $0.001 per Right at any time on or prior the close of business on the earlier of (i) the fifth day following the attainment of 10% or more of the Company’s Common Stock then outstanding by an Acquiring Person (or such later date as may be determined by action of the Company’s Board of Directors and publicly announced by the Company), or (ii) June 4, 2014. The Rights will expire on June 4, 2014.

NOTE 9 — DEBT REPAYMENT

The restricted cash of approximately $12.2 million that served to secure the notes payable as purchase consideration of the Jones Group was used during the second quarter of 2004 to repay those notes in full.

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

Overview

Argonaut develops innovative products designed to help pharmaceutical and other chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our chemistry consumable products, instrumentation products and services. We also derive revenues from the sale of reagents, and other instrument-related consumables and consumables products of Jones Chromatography Limited (“Jones Group”), which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization. Since our inception, we have incurred significant losses and, as of June 30, 2004, we had an accumulated deficit of $81.8 million.

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

RESULTS OF OPERATIONS FOR THE THREE- AND SIX- MONTH PERIODS ENDED JUNE 30, 2004

Net Sales

Net sales in the three-month period ended June 30, 2004 were $5.3 million compared to $6.9 million for the same period in 2003, a decrease of 23%. The decrease in net sales is primarily due to the discontinuation of certain non-strategic product lines during 2003, the winding down of a contract research and development (“R&D”) project, and decreased integration services sales. For the second quarter of 2004, instrument sales comprised approximately 34% of net sales, chemistry consumables sales comprised approximately 50% of net sales, and service, integration services and contract R&D together comprised approximately 16% of net sales. Instrument sales were $1.8 million in the second quarter of 2004 versus $2.8 million for the same period in 2003, primarily due to the discontinuation of certain product lines during 2003. Chemistry consumables sales were $2.6 million in the second quarter of 2004 versus $3.0 million in the same period of 2003, a decrease of 12%. Service, integration services and contract R&D sales were $847,000 in the second quarter of 2004 versus $1.1 million in the same period of 2003, a decrease of about 25%. The decline is primarily due to the winding down of a contract R&D project and decreased integration services sales. For the six-month period ended June 30, 2004, instrument sales were $3.2 million or 32% of total net sales, versus $4.6 million, or 35% of total net sales for the same period in 2003 due primarily to the effects of product transitions. Chemistry consumable sales for the six-month period ended June 30, 2004 were $5.4 million versus $6.3 million in the same period in 2003, a decrease of 15%. The decline in chemistry consumables products for both the three- and six-months periods ended June 30, 2004 is primarily attributable to the sale of certain product lines to a third party.

Cost of sales

Gross margin as a percent of sales was 43.1% for the second quarter of 2004 compared to 43.8% for the second quarter of 2003. For the six-month period ended June 30, 2004, gross margin as a percent of sales was 36.6% as compared to 43.9% for the same period in 2003. Lower margin performance was primarily attributable to our performance in the first quarter in which lower revenue did not support the relatively fixed manufacturing costs. In addition, during the first quarter of 2004, we incurred costs of approximately $211,000 due to the transfer of the manufacturing of our flash chromatography instrument business from Cardiff, Wales to Foster City, California and the transfer of a chemistry resins business from Foster City to Cardiff. There was also an additional inventory write-off of approximately $120,000 due to a product line that was discontinued in 2003. No provision was made in 2003, thus the full write-off was taken in 2004.

Research and development expenses

Research and development expenses decreased to $0.9 million for the three-month period ended June 30, 2004 compared to $1.1 million for the same period in 2003, a decrease of 12%. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. The decrease was primarily attributable to lower personnel costs and fewer outside service providers resulting from the effects of the restructuring program initiated in the third quarter of 2002 and fewer ongoing R&D projects. For the six-month period ended June 30, 2004, research and development expenses decreased to $1.9 million from $2.4 million, a decrease of 20%, primarily due to lower personnel costs resulting from the third quarter 2002 restructuring program, along with lower engineering supplies expense.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $3.2 million in the three-month period ended June 30, 2004 from $3.7 million for the same period in 2003, a decrease of 13%. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The decrease was primarily attributable to the effects of the restructuring efforts initiated in the third quarter of 2002, lower personnel costs, and lower costs associated with promotional expenses, offset by higher legal and outside service expense. Selling, general and administrative expenses decreased to $6.3 million for the six-month period ended June 30, 2004 from $7.5 million, a decrease of 16%. The decrease was due primarily to the same factors driving the second quarter results.

Restructuring charges

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. The restructuring program is estimated to result in annualized savings of approximately $3.0 million beginning in fiscal 2003, realized primarily in reduced operating costs as a result of reduced employee-related costs. As of June 30, 2004, 43 of the 44 employees had been terminated. The remaining accrued restructuring liability was $27,000 at June 30, 2004, which relates to excess leased facilities and workforce reduction and other related charges. For the quarterly period ended June 31, 2004, there were $98,000 of cash payments related to the restructuring program. For the six months ended June 30, 2004, cash payments related to the restructuring program were $131,000. Amounts related to the abandonment of excess leased facilities will be paid as the lease payments become due over the remainder of the lease terms through 2004.

Amortization of purchased intangible assets

For the quarter ended June 30, 2004, as part of operating expenses, the Company recorded amortization of purchased intangibles of $120,000 compared to $214,000 in the same period in 2003. For the six-month period ended June 30, 2004, the Company recorded amortization of purchased intangibles of $241,000 compared to $425,000 for the same period in 2003. The decrease in amortization expense for both periods is due to the lower carrying value of the purchased intangible assets.

Interest and Other Income (Expense), net

Interest and other income decreased to $1,000 for the three-month period ended June 30, 2004 as compared to $289,000 for the same period in 2003, primarily because of lower interest income due to lower cash balances invested and the effects of foreign currency transaction differences. Interest and other expense was $23,000 for the second quarter of 2004 compared to $148,000 in the same period in 2003, primarily due to lower interest expense as the notes payable for the Jones Group acquisition were repaid in full during the quarter ended June 30, 2004. For the six-month period ended June 30, 2004, interest and other income decreased to $331,000 as compared to $532,000 for the same period in 2003 due to the same factors driving the second quarter results. Interest and other expense was $160,000 for the first half of 2004 as compared to $326,000 in the first half of 2003.

Provision for Income Taxes

The Company recorded a provision for income taxes of approximately $8,000 for the UK corporate tax liability of Jones Group for the three-month period ended June 30, 2004 as compared to approximately $53,000 for the same period in 2003. The Company recorded a tax benefit of approximately $19,000 due to the loss before taxes of Jones Group in the UK for the six-month period ended June 30, 2004 as compared to provision for income taxes of approximately $111,000 to record the UK corporate tax liability of Jones Group for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had cash, cash equivalents, investments and restricted cash of $15.0 million compared to $31.2 million at December 31, 2003. The decrease was primarily due to the use of $3.3 million in general operating activities, repayment of the notes payable, using restricted cash of approximately $12.2 million related to the acquisition of the Jones Group and $0.7 million used for capital expenditures.

Restricted cash of $0.3 million at June 30 2004 represents deposits against operating leases. The restricted cash of approximately $12.2 million that served to secure the notes payable as purchase consideration of the Jones Group was used during the second quarter of 2004 to repay those notes in full.

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

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. During the six months ended June 30, 2004, the Company repurchased 50,000 shares of its common stock on the open market for approximately $81,000 at an average price of $1.62 per share. Through June 30, 2004, the Company had repurchased 100,000 shares of its outstanding common stock at an average price of $1.28, pursuant to our stock repurchase program.

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

At June 30, 2004, there have not been any substantial changes to the Company’s contractual cash obligations from those reported at December 31, 2003.

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

In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options on the grant date and would be effective at the beginning of the Company’s 2005 fiscal year. The Company will evaluate the requirements of the final standard, which is expected to be finalized in late 2004, to determine its impact on the Company’s results of operations.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

We have incurred operating losses and negative cash flows from operations since our inception. As of June 30, 2004, we had an accumulated deficit of $81.8 million and we recorded a net loss of $4.6 million for the six-month period ended June 30, 2004. We expect to continue to incur operating and net losses during 2004 and we may never generate positive cash flows.

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

We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products. During the first half of 2003, we launched a new product, the Advantage Series™ 3400 workstation and in the first half of 2004, we launched the FlashMaster Personal+ system and the Advantage Series 2410 personal screening synthesizer. Our ability to increase revenues in 2004 and beyond is dependent on the success of these products.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To meet these challenges, we have acquired complementary businesses and may choose to acquire others in the future. We completed our acquisition of ATSI in March 2001 and Jones Group in February 2002. During 2002 and 2003, we made significant progress integrating the Jones Group business. During the second quarter of 2004, we completed the integration activities and projects, which included the transition of the manufacturing and R&D operations of the flash chromatography business to Foster City, California. Because these operations have only recently been transferred to our Foster City facility, there can be no assurance that these operations will be successfully continued. The failure to operate the manufacturing and R&D operations successfully may materially affect our business going forward.

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

We may face litigation from some of our stockholders that might be costly to resolve.

We have received correspondence from a stockholder claiming that our Board of Directors wasted corporate funds, breached their fiduciary duty and otherwise took actions contrary to Delaware law. Such claims may result in our being involved in litigation. Although we believe that these claims are without merit, we cannot assure you that these or additional claims will not result in litigation in the future or that any lawsuits will not be successful. We could incur substantial costs and diversion of management resources to defend any lawsuit, which could harm our business. In addition, we may be obligated under our charter documents and written indemnification agreements to indemnify our management and directors for legal fees and other costs incurred in defending any such lawsuits. Legal fees and costs in connection with any litigation are likely to be substantial.

We are exposed to fluctuations in the exchange rates of foreign currency and the US dollar.

As a global concern, we face exposure to adverse movements in foreign currency and US dollar exchange rates. During the first half of 2004, approximately 55% of our net sales were exposed to foreign currency risk. During the same period, approximately 25% of our operating expenses were exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

The trading price of our common stock has been highly volatile and ranged in 2004 from a per-share high of $2.68 to a low of $0.91 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

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

Anti-takeover provisions in our charter, bylaws and Preferred Stock Rights Agreement and under Delaware law could make a third-party acquisition of us difficult.

Our certificate of incorporation, bylaws and Stockholder Rights Plan contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be deemed beneficial by our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of us.

The rights issued pursuant to our Preferred Stock Rights Agreement will become exercisable the tenth day after a person or group announces acquisition of 10 % or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 10 % or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 10 % or more of our common stock) will be entitled to acquire, in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 2004, we repaid in full, the notes payable that were denominated in British Pound Sterling in the amount of £7,650,000 related to the acquisition of the Jones Group. With the exception of this event, our market risk disclosures have not changed significantly from those set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

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

There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Company Purchases of Common Stock

The following table provides information about purchases by the Company for the six months ended June 30, 2004 of our common stock:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased[1]	Per Share	or Programs[2]	or Programs
1/01/04 - 1/31/04	—	—	—	—
2/01/04 - 2/28/04	—	—	—	—
3/01/31 - 3/31/04	50,000	$1.62	50,000	$372,000
4/01/04 - 4/30/04	—	—	—	—
5/01/04 - 5/31/04	—	—	—	—
6/01/04 - 6/30/04	—	—	—	—

Total	50,000	$1.62	50,000	372,000.00

1.	All purchases were made pursuant to our publicly announced repurchase program.

2.	On August 8, 2002, we announced the approval by our Board of Directors of a stock repurchase program under which we may repurchase up to $500,000 of our outstanding common stock through open market transactions. The duration of our stock repurchase program is open-ended and the timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 9, 2004 the following proposals were adopted by the margins indicated:

1)	To elect the following Class I director to hold office for a term of three years until the annual meeting of stockholders in the year 2007.

	Votes For	Votes Against	Votes Withheld
Lissa A. Goldenstein	11,910,372	—	441,939

Mr. Brook H. Byers and Mr. Peter M. Macintyre continue to serve as Class II directors until the annual meeting of stockholders in the year 2005. Mr. David G. Ludvigson and Dr. Brian W. Metcalf continue to serve as Class III directors until the annual meeting of stockholders in the year 2006.

2)	Ratification of appointment of Ernst & Young LLP as independent auditors of Argonaut Technologies, Inc. for the fiscal year ending December 31, 2004.

Votes For	Votes Against	Abstain	Broker Non-votes
12,134,088	201,128	17,095	—

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits have been file with this report.

Number	Description of Document
2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(h)	Amended and Restated Bylaws of Registrant.

3.3(h)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

4.6(h)	Preferred Stock Rights Agreement, dated as of May 24, 2004

10.19(i)	Agreement between the Registrant and Howard Goldstein dated April 16, 2004.

10.20(i)	Lease Agreement between the Registrant and Metropolitan Life Insurance Company dated April 2, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act .

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

(e)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

(f)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(g)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.

(h)	Incorporated by reference from our Form 8-K/A filed with the Securities and Exchange Commission on July 2, 2004.

(i)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on May 13, 2004.

(b)	Reports on Form 8-K.

On April 29, 2004, the Company filed a report on Form 8-K providing the contents of a press release issued by the Company announcing its financial results for the quarter ended March 30, 2004.

On May 25, 2004, the Company filed a report on Form 8-K describing the action taken by the board of directors of the Company, in which they declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.0001 per share.

The Company filed no other reports on Form 8-K during the period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	ARGONAUT TECHNOLOGIES, INC.

	By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer

	By:	/s/ DAVID J. FOSTER

David J. Foster
Sr. Vice President and Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
FORM 10-K
Quarterly Period Ended June 30, 2004

EXHIBIT INDEX

Number	Description of Document
2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(h)	Amended and Restated Bylaws of Registrant.

3.3(h)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

4.6(h)	Preferred Stock Rights Agreement, dated as of May 24, 2004

10.19(i)	Agreement between the Registrant and Howard Goldstein dated April 16, 2004.

10.20(i)	Lease Agreement between the Registrant and Metropolitan Life Insurance Company dated April 2, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

(e)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

(f)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(g)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.

(h)	Incorporated by reference from our Form 8-K/A filed with the Securities and Exchange Commission on July 2, 2004.

(i)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on May 13, 2004.