Form 10-Q
period 2004-09-30
ARGONAUT TECHNOLOGIES INC
filed 2004-11-12
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-31019

ARGONAUT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3216714
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

220 Saginaw Drive
Redwood City, CA 94063
(Address of principal executive offices, including zip code)

(650) 716-1600
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
Yes ☐   No ☑

There were 20,685,050 shares of the registrant’s common stock outstanding on October 31, 2004.

Argonaut Technologies, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,125	$9,620
Short-term investments	1,959	3,850
Accounts receivable, net	4,249	5,993
Inventories	7,193	6,946
Prepaid expenses & other current assets	694	562
Notes receivable	51	56

Total current assets	22,271	27,027

Restricted cash	279	12,317
Property and equipment, net	4,166	4,454
Goodwill	9,410	9,410
Other intangible assets, net	3,997	4,471
Long-term investments	1,854	5,432
Other assets	175	204

	$42,152	$63,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,231	$1,494
Accrued compensation	512	971
Other accrued liabilities	2,175	2,406
Deferred revenue	578	978
Current portion of notes payable and capital lease obligations	24	12,200

Total current liabilities	4,520	18,049

Long term debt	56	23

Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	121,780	121,670
Deferred stock compensation	(4)	(9)
Accumulated other comprehensive income (loss)	1,082	824
Accumulated deficit	(85,284)	(77,244)

Total stockholders’ equity	37,576	45,243

	$42,152	$63,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales:
Products	$4,559	$4,760	$13,705	$16,323
Services	237	406	1,056	1,980

Total net sales	4,796	5,166	14,761	18,303

Costs and Expenses:
Costs of products	3,874	2,358	9,774	8,445
Costs of services	130	200	549	1,482
Research and development (Note A)	1,119	1,063	2,992	3,417
Selling, general and administrative (Note A)	3,080	2,835	9,372	10,356
Amortization of purchased intangibles	129	202	370	627
Goodwill and other purchased intangibles write-off	—	1,612	—	1,612

Total costs and expenses	8,332	8,270	23,057	25,939

Loss from operations	(3,536)	(3,104)	(8,296)	(7,636)
Other income (expenses):
Realized gain on the sale of asset	—	460	—	460
Interest and other income	125	172	474	704
Interest and other expense	(16)	(173)	(195)	(499)

Net loss before provision for income taxes	(3,427)	(2,645)	(8,017)	(6,971)
Provision for income taxes	(42)	(420)	(23)	(531)

Net loss	$(3,469)	$(3,065)	$(8,040)	$(7,502)

Net loss per common share, basic and diluted	$(0.17)	$(0.15)	$(0.39)	$(0.37)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,532	20,196	20,484	20,111

Note A: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$—	$4	$4	$22
Selling, general and administrative	—	9	—	40

	$—	$13	$4	$62

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(8,040)	$(7,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	849	1,075
Amortization of other purchased intangibles	473	657
Disposal of fixed assets	262	215
Stock-based compensation	4	93
Impairment charges	—	1,612
Change in cumulative translation adjustment	—	11
Changes in assets and liabilities:
Accounts receivable	1,744	(487)
Inventories	(247)	(1,589)
Prepaid expenses and other current assets	(99)	12
Accounts payable	(263)	(512)
Accrued compensation	(459)	72
Other accrued liabilities	(180)	(112)
Deferred revenue	(400)	(1,491)

Net cash used in operating activities	(6,356)	(7,946)

Cash flows from investing activities:
Capital expenditures	(823)	(928)
Proceeds from the sale of the HPLC assets	—	1,228
Purchase of short-term investments	—	(11,236)
Proceeds from the sales of short-term investments	771	—
Proceeds from the maturities of short-term investments	1,109	9,400
Proceeds from sale of long-term investments	3,578	—
Purchase of licenses	—	(35)
Restricted cash	12,038	1,167

Net cash provided by (used in) investing activities	16,673	(404)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(94)
Repayment of long term debt	(12,192)	(1,167)
Repurchase of common stock	(81)	—
Net proceeds from issuances of common stock	192	102

Net cash used in financing activities	(12,081)	(1,159)

Effect of exchange rate changes on cash	269	260
Net increase (decrease) in cash and cash equivalents	(1,495)	(9,249)
Cash and cash equivalents at beginning of period	9,620	20,895

Cash and cash equivalents at end of period	$8,125	$11,646

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

Changes in the Company’s product warranty accrual for the nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Balance	Increase in	Cost of	Balance
Accrued Product Warranty	Beginning	Warranty	Warranty	End of
Nine Months Ended:	of Period	Accrual	Repair	Period
September 30, 2004	$199	185	(106)	$278
September 30, 2003	$211	130	(189)	$152

New Accounting Standards

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, “Share-Based Payment,” (“Statement 123R”) which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for most public companies for interim or annual periods beginning after June 15, 2005. Argonaut will be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123R retroactively from January 1, 2005 to June 30, 2005. The Company is in the process of analyzing Statement 123R and its stock-based compensation information to determine whether it will apply the Statement prospectively or retroactively. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	2.30%	3.00%	2.01%	2.30%
Dividend yield	—	—	—	—
Weighted-average expected life (years)	3.7	3.6	3.7	3.6
Volatility	0.66	0.81	0.74	1.08

The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,469)	$(3,065)	$(8,040)	$(7,502)
Stock-based employee compensation expense included in reported net loss	—	13	4	49
Total stock-based employee compensation expense determined under fair value based methods for all awards	(290)	(397)	(930)	(1,208)

Pro forma net loss	$(3,759)	$(3,449)	$(8,966)	$(8,661)

Basic and diluted net loss per common share, as reported	$(0.17)	$(0.15)	$(0.39)	$(0.37)

Pro forma basic and diluted net loss per common share	$(0.18)	$(0.17)	$(0.44)	$(0.43)

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

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$4,977	$5,063
Work in process	784	429
Finished goods	1,432	1,454

	$7,193	$6,946

NOTE 4 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period. Due to the net loss position of the Company, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Options to purchase 3,334,676 and 3,910,832 shares of common stock were outstanding at September 30, 2004 and September 30, 2003, respectively. Warrants to purchase 63,065 and 80,665 shares of common stock were outstanding at September 30, 2004 and September 30, 2003, respectively. Options and warrants were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three- and nine-month periods ended September 30, 2004 and 2003, comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(3,469)	$(3,065)	$(8,040)	$(7,502)
Unrealized gain (loss) on investments	34	1	(11)	1
Cumulative translation adjustment	268	55	269	367

Comprehensive loss	$(3,167)	$(3,009)	$(7,782)	$(7,134)

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

The Company performed the annual test for impairment of intangible assets with indefinite lives as prescribed by SFAS 142 during the fourth quarter of fiscal 2003, determining that no further impairment was indicated. The Company determined the fair value of intangible assets with indefinite lives based on a present value analysis of the discounted future cash flows. The Company plans to perform the impairment test in the fourth quarter of 2004. As of September 30, 2004, the Company does not have any intangible assets with indefinite lives.

The amortization expense relating to the intangible assets for the three- and nine-month periods ended September 30, 2004 was $163,000 and $473,000, respectively. The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets at September 30, 2004:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Completed technology	$5,539	$(2,865)	$2,674
Licenses	1,435	(292)	1,143
Tradenames	250	(70)	180

Total	$7,224	$(3,227)	$3,997

Estimated future amortization expense related to intangible assets at September 30, 2004 is as follows (in thousands):

Fiscal Year
2004 (remaining 3 months)	$147
2005	758
2006	696
2007	633
2008	590
2009	556
Thereafter	617

Total	$3,997

NOTE 7 — RESTRUCTURING CHARGES

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As of September 30, 2004, all of the 44 employees had been terminated and amounts related to the abandonment of excess leased facilities have all been paid.

A summary of the restructuring activity is as follows (in thousands):

	Accrued			Accrued
	Restructuring at	Cash	Noncash Charges	Restructuring at
	December 31, 2003	Payments	(Recoveries)	September 30, 2004
Workforce reductions	$70	$(65)	$(5)	$—
Abandonment of excess leased facilities	88	(88)	—	—

Total	$158	$(153)	$(5)	$—

NOTE 8 – DEBT REPAYMENT

The restricted cash of approximately $12.2 million that served to secure the notes payable as purchase consideration of the Jones Group was used during the second quarter of 2004 to repay those notes in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, research and development activities, possible future acquisitions, our plans to discontinue non-performing consumable products and certain legacy instrument products, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, and our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business, the risk that the market for our products and services does not develop as anticipated. For a further discussion of these and other risks and uncertainties related to our business see the discussion set forth herein under “Factors That May Affect Our Future Results.”

Overview

Argonaut develops innovative products designed to help pharmaceutical and other chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our chemistry consumable products, instrumentation products and services. We also derive revenues from the sale of reagents, and other instrument-related consumables and consumables products of Jones Chromatography Limited (“Jones Group”), which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization. Since our inception, we have incurred significant losses and, as of September 30, 2004, we had an accumulated deficit of $85.3 million.

Recent Developments

Headquarter relocation

During the third quarter of 2004, the Company moved its corporate headquarters to Redwood City, CA from Foster City, CA and relocated one of its an ancillary offices. The new facility in Redwood City allows the Company to operate its manufacturing operations more efficiently. Moreover, the Company estimates that future cost savings of $800,000 to $900,000 should be realized from the relocation of both its corporate headquarters and the ancillary office.

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

Recently, we launched the ISOLUTE® PPT+ Protein Precipitation Plate. Protein precipitation filterplates are used to remove unwanted components from biological fluids before they are analyzed by LC-MS. Sample preparation using ISOLUTE® PPT+ is based on a “solvent first” method which does not require mixing and yields cleaner and more dependable results than competitive methods. Commercialization of ISOLUTE PPT+ represents the first in a series of products under development for the bio-analytical sample preparation market.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies that are included/described in our Form

10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

RESULTS OF OPERATIONS FOR THE THREE- AND NINE- MONTH PERIODS ENDED SEPTEMBER 30, 2004

Net Sales
 Net sales in the three-month period ended September 30, 2004 were $4.8 million compared to $5.2 million for the same period in 2003, a decrease of 7%. The decrease in net sales is primarily due to the discontinuation of certain non-strategic product lines during 2003, the winding down of a contract research and development (“R&D”) project, and decreased integration services sales. For the third quarter of 2004, instrument sales comprised approximately 26% of net sales, chemistry consumables sales comprised approximately 54% of net sales, and service, integration services and contract R&D together comprised approximately 20% of net sales. Instrument sales were $1.3 million in the third quarter of 2004 versus $1.5 million for the same period in 2003, primarily due to the discontinuation of certain product lines during 2003. Chemistry consumables sales were $2.6 million in the third quarter of 2004 compared to $2.7 million for the same period in 2003. Sales of current products increased approximately 4% in the third quarter of 2004 but were offset by lower revenue from discontinued products. Service, integration services and contract R&D sales were $948,000 in the third quarter of 2004 versus $999,000 in the same period of 2003, a decrease of about 5%. The decline is primarily due to the winding down of a contract R&D project and lower service revenue. For the nine-month period ended September 30, 2004, instrument sales were $4.5 million or 30% of total net sales, versus $6.1 million, or 33% of total net sales for the same period in 2003 due primarily to the effects of product transitions. Chemistry consumable sales for the nine-month period ended September 30, 2004 were $8.0 million versus $9.0 million in the same period in 2003, a decrease of 11%. The decline is primarily attributable to the sale of certain product lines to a third party.

Cost of sales
 Gross margin as a percent of sales was 16.5% for the third quarter of 2004 compared to 50.5% for the third quarter of 2003. For the nine-month period ended September 30, 2004, gross margin as a percent of sales was 30.1% as compared to 45.8% for the same period in 2003. Lower margin performance in the third quarter was primarily the result of recording a charge of approximately $1.1 million for the write-down of discontinued and slow moving inventory and additional costs incurred related to our integration service revenue. For the nine-month period ended September 30, 2004, the lower margin is attributable to the events of the third quarter and the fact that lower revenue did not support the relatively fixed manufacturing costs. In addition, during the first quarter of 2004, we incurred costs of approximately $211,000 due to the transfer of the manufacturing of our flash chromatography instrument business from Cardiff, Wales to Foster City, California and the transfer of a chemistry resins business from Foster City to Cardiff. Further, there was also an additional inventory write-off of approximately $120,000 due to excess and obsolete inventory.

Research and development expenses
 Research and development expenses of $1.1 million for the three-month period ended September 30, 2004 remained about the same compared to the same period in 2003. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. For the nine-month period ended September 30, 2004, research and development expenses decreased to $3.0 million from $3.4 million, a decrease of 12%, primarily due to lower personnel costs, along with lower outside services and engineering supplies expense.

Selling, general and administrative expenses
 Selling, general and administrative expenses increased to $3.1 million in the three-month period ended September 30, 2004 from $2.8 million for the same period in 2003, an increase of 9%. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The increase was primarily attributable to higher legal fees and outside services expense. Selling, general and administrative expenses decreased to $9.4 million for the nine-month period ended September 30, 2004 from $10.4 million, a decrease of 10%. The decrease was due primarily to lower personnel costs and lower costs associated with promotional activities, offset by higher legal fees and outside services expense.

Restructuring charges
 On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. The restructuring program is estimated to result in annualized savings of approximately $3.0 million beginning in fiscal 2003, realized primarily in reduced operating costs as a result of reduced employee-related costs. As of September 30, 2004, all of the 44 employees had been terminated. For the three and nine months ended September 31, 2004, there were $22,000 and $153,000 of cash payments related to the restructuring program, respectively. Amounts related to the abandonment of excess leased facilities have all been paid as of September 30, 2004.

Amortization of purchased intangible assets
 For the quarter ended September 30, 2004, as part of operating expenses, the Company recorded amortization of purchased intangibles of $129,000 compared to $202,000 in the same period in 2003. For the nine-month period ended September 30, 2004, the Company recorded amortization of purchased intangibles of $370,000 compared to $627,000 for the same period in 2003. The decrease in amortization expense for both periods is due to the lower carrying value of the purchased intangible assets, as a result of an impairment write-off made in September 2003.

Interest and Other Income (Expense), net
 Interest and other income decreased to $125,000 for the three-month period ended September 30, 2004 as compared to $172,000 for the same period in 2003, primarily because of lower interest income due to lower cash balances invested. Interest and other expense was $16,000 for the third quarter of 2004 compared to $173,000 in the same period in 2003, primarily due to lower interest expense as the notes payable for the Jones Group acquisition were repaid in full during the quarter ended June 30, 2004. For the nine-month period ended September 30, 2004, interest and other income decreased to $441,000 as compared to $704,000 for the same period in 2003 due to the same factors contributing to the results for the third quarter. Interest and other expense was $195,000 for the first nine months of 2004 as compared to $499,000 for the same period in 2003.

Provision for Income Taxes
 The Company recorded a provision for income taxes of approximately $42,000 and $23,000 for the UK corporate tax liability of Jones Group for the three and nine months ended September 30, 2004, respectively, as compared to approximately $420,000 and $531,000 for the same periods in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had cash, cash equivalents, investments and restricted cash of $11.9 million compared to $31.2 million at December 31, 2003. The decrease was primarily due to the use of $6.4 million in general operating activities, repayment of the notes payable, using restricted cash of approximately $12.2 million related to the acquisition of the Jones Group and $0.8 million used for capital expenditures.

Restricted cash of $0.3 million at September 30, 2004 represents deposits against operating leases. The restricted cash of approximately $12.2 million that served to secure the notes payable as purchase consideration of the Jones Group was used during the second quarter of 2004 to repay those notes in full.

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

On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. During the nine months ended September 30, 2004, the Company repurchased 50,000 shares of its common stock on the open market for approximately $81,000 at an average price of $1.62 per share. Through September 30, 2004, the Company had repurchased 100,000 shares of its outstanding common stock at an average price of $1.28, pursuant to our stock repurchase program.

The Company expects to have negative cash flows from operations through the fourth quarter of 2004 and into 2005. We may also use cash resources to fund additional collaborative or strategic relationships, acquisitions or investments in other businesses, technologies or product lines. Based on our current expectations, we believe that our current cash balances will be sufficient to fund our operations through at least the next 12 months.

At September 30, 2004, there have not been any substantial changes to the Company’s contractual cash obligations from those reported at December 31, 2003.

New Accounting Standards

On October 13, 2004, the FASB concluded that Statement 123R, “Share-Based Payment,” (“Statement 123R”) which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for most public companies for interim or annual periods beginning after June 15, 2005. Argonaut will be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123R retroactively from January 1, 2005 to June 30, 2005. The Company is in the process of analyzing Statement 123R and its stock-based compensation information to determine whether it will apply the Statement prospectively or retroactively. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

We have incurred operating losses and negative cash flows from operations since our inception. As of September 30, 2004, we had an accumulated deficit of $85.3 million and we recorded a net loss of $8.0 million for the nine-month period ended September 30, 2004. We expect to continue to incur operating and net losses through the fourth quarter of 2004 and into 2005 and we may never generate positive cash flows.

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

We are exposed to fluctuations in the exchange rates of foreign currency and the U.S. dollar.

As a global concern, we face exposure to adverse movements in foreign currency and U.S. dollar exchange rates. During the nine months ended September 30, 2004, approximately 56% of our net sales were exposed to foreign currency risk. During the same period, approximately 24% of our operating expenses were exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

We are listed on the NASDAQ National Market. There is no guarantee that an active trading market for our Common Stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active. If we fail to comply with the continued listing requirements of the NASDAQ National Market, we may be de-listed from trading on such market, and thereafter trading in our common stock, if any, would likely be conducted through the NASDAQ SmallCap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. On October 19, 2004 we received a notice from the NASDAQ Stock Market stating that we are currently out of compliance with the minimum per share requirement for continued listing on the NASDAQ National Market and that we have until April 18, 2005 to regain compliance.

Our stock price has been highly volatile, and your investment could suffer a further decline in value.

The trading price of our common stock has been highly volatile and ranged in 2004 from a per-share high of $2.68 to a low of $0.89 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

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

Legislative Actions, Potential New Accounting Pronouncements and Higher Compliance Costs are Likely to Adversely Impact Our Future Financial Position and Results of Operations.

Future changes in financial accounting standards, including the possibility that we will be required to expense all stock option grants and other stock-based compensation to employees, may cause adverse, unexpected earnings fluctuations and affect our financial position and results of operations. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure will also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are creating uncertainty for companies such as ours and compliance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

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

The rights issued pursuant to our Preferred Stock Rights Agreement will become exercisable the tenth day after a person or group announces acquisition of 10% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 10 % or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 10 % or more of our common stock) will be entitled to acquire, in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price.

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

ITEM 2: UNREGISTERED SALES OF SECURITIES AND USE

Company Purchases of Common Stock

The following table provides information about purchases by the Company for the nine months ended September 30, 2004 of our common stock:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased[1]	Per Share	Programs[2]	Plans or Programs
1/01/04 - 1/31/04	—	—	—	—
2/01/04 - 2/28/04	—	—	—	—
3/01/31 - 3/31/04	50,000	$1.62	50,000	$372,000
4/01/04 - 4/30/04	—	—	—	—
5/01/04 - 5/31/04	—	—	—	—
6/01/04 - 6/30/04	—	—	—	—
7/01/04 - 7/31/04	—	—	—	—
8/01/04 - 8/31/04	—	—	—	—
9/01/04 - 9/30/04	—	—	—	—

Total	50,000	$1.62	50,000	372,000.00

1.	All purchases were made pursuant to our publicly announced repurchase program.

2.	On August 8, 2002, we announced the approval by our Board of Directors of a stock repurchase program under which we may repurchase up to $500,000 of our outstanding common stock through open market transactions. The duration of our stock repurchase program is open-ended and the timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits.

     The following exhibits have been filed with this report.

Number	Description of Document
2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(h)	Amended and Restated Bylaws of Registrant.
3.3(h)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.
4.6(h)	Preferred Stock Rights Agreement, dated as of May 24, 2004
10.19(i)	Agreement between the Registrant and Howard Goldstein dated April 16, 2004.
10.20(i)	Lease Agreement between the Registrant and Metropolitan Life Insurance Company dated April 2, 2004.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act .
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.
(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.
(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on

March 16, 2001.
(d) (e) (f) (g) (h) (i)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.
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
Incorporated by reference from our Form 8-K/A filed with the Securities and Exchange Commission on July 2, 2004.
Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on May 13, 2004.

(b) Reports on Form 8-K.

On	July 29, 2004, the Company filed a report on Form 8-K providing the contents of a press release issued by the Company announcing its financial results for the quarter ended June 30, 2004.

On	August 6, 2004, the Company filed a report on Form 8-K providing the contents of a letter written by Lissa Goldenstein, CEO of the Company, to Seymour Holtzman, Chairman of Jewelcor Companies, in response to a letter sent by Mr. Holtzman.

   The Company filed no other reports on Form 8-K during the period ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	ARGONAUT TECHNOLOGIES, INC.

	By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer

	By:	/s/ DAVID J. FOSTER

David J. Foster
Sr. Vice President and Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
FORM 10-K
Quarterly Period Ended September 30, 2004

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