Form 10-K
period 2004-12-31
ARGONAUT TECHNOLOGIES INC
filed 2005-04-21
CIK 1112880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-31019

ARGONAUT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3216714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

220 Saginaw Drive Redwood City, CA (Address of principal executive offices)	94063 (zip code)
(650) 716-1600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of voting and non-voting equity held by non-affiliates of the Registrant as of June 30, 2004 was approximately $27.0 million based the closing price of $1.34 per share reported on the Nasdaq National Market reported for such date. The number of shares outstanding of the Registrant’s common stock on February 28, 2005 was 20,728,679 shares. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
      Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

Argonaut Technologies, Inc.
Form 10-K

PART I
      This annual report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months and the possibility of selling substantially all of our assets and winding up our business. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business. For a further discussion of these and other risks and uncertainties related to our business see the discussion set forth herein under “Additional Factors That May Affect Future Results.”

Item 1.	Business.
OVERVIEW
      Argonaut Technologies, Inc. was incorporated in the state of Delaware on November 10, 1994. We have been a leader in the development of innovative products designed to help pharmaceutical chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research.
      On March 24, 2005 the Company filed a proxy statement asking stockholders of Argonaut Technologies, Inc. at a special meeting to approve a sale of the assets of Argonaut’s chemistry consumables business and certain assets related to the process chemistry business, which constitutes substantially all of Argonaut’s assets, to Biotage AB (“Biotage”). If the asset sale is completed, Argonaut will be paid $21.2 million in cash by Biotage, plus Biotage will assume specified liabilities. A special meeting of our stockholders will be held following the approval and distribution to our stockholders of a proxy statement in connection with this transaction. The primary purpose of the special meeting will be to consider and vote upon the proposed asset sale.
      Assuming the proposed sale is approved by our stockholders, following the closing of the transaction, we currently intend to wind up our affairs in an orderly fashion and continue to explore the alternatives for the use and disposition of our remaining assets, while settling our liabilities and any claims that may arise. Alternatives could include, without limitation, a sale of the remaining company, a sale of our process chemistry business or the shut-down of our process chemistry business followed by a sale or transfer of our other assets and/or liabilities. We may ultimately pursue a plan of complete liquidation and dissolution. Our board of directors has not yet approved any such plan, and, if it were to do so, it would be submitted to the stockholders for approval.
      As the proposed asset sale has not yet been approved or closed, unless otherwise indicated, any forward-looking information disclosed in this Form 10-K assumes the continued operation of our current business.
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
      Chemists perform product analysis as the final step in chemical synthesis. In this step, the chemist confirms that the desired drug has been synthesized and isolated before continuing on in the synthetic pathway or submitting the compound for biological testing. A variety of biological tests are performed on synthesized compounds. In many cases, analytical chemists perform bio-analysis on serum extracts. Bio-analysis supports investigations of compound activity, pharmocokinetics, and toxicity. In recent years HPLC-mass spectroscopy has become a standard tool for performing bio-analysis. Bio-analysis with this tool utilizes serum extracts obtained by sample preparation techniques, e.g., solid phase extraction. Many thousands of bioanalytical samples are generated during the progression of a drug candidate through pre-clinical and clinical trials. Analysis requires a large amount of data collection and is labor-intensive.
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
THE ARGONAUT SOLUTION
      We design, manufacture and market chemistry consumables and instrumentation products that increase the productivity of chemists, thereby accelerating and improving the chemical development process, and therefore, increasing the likelihood of developing a new drug candidate. Our products enable rapid synthesis of a wide range of compounds at a reduced cost. Our products also enable high throughput bioanalytical evaluation of a potential drug candidate against a wide variety of tests to evaluate potency, selectivity, pharmacokinetics (what the body does to the drug) and pharmacodynamics (what the drug does to the body). We design and develop products using extensive customer assessment, validation and testing. We intend to promote our products as the laboratory standard for chemists and the industry standard for companies seeking more efficient methods of addressing their increasing drug development needs. We believe our technology provides the following key benefits over traditional chemistry development methods:

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

Reduced Drug Development Timelines
      Our synthesis and purification products enable chemists to focus their research and experimentation on the design of promising lead candidates around a particular target. Our purification automation and consumables products speed the critical, time-consuming step of product purification prior to biological testing. Our sample preparation products enable the efficient processing of large sample sets for bioanalytical studies, and therefore, reduce the time to obtain biological test results. By simultaneously producing (synthesizing, purifying and testing) numerous variants of drug candidates, our tools provide more comprehensive and timely information for research management to make critical decisions through out the drug development project.

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

OUR STRATEGY
      Our objective is to become the leading provider of chemistry solutions that accelerate the development of new chemical entities, primarily in the pharmaceutical industry. To attain that objective, we will leverage our unique strengths to provide novel, high value tools that improve the productivity of chemists in all stages of chemical development. To ensure that we meet that objective, we have implemented the following corporate strategy:

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

Expand Our Chemistry Consumables Business
      We will continue to invest in our proprietary consumables business, which includes synthesis and purification, flash chromatography and bioanalytical products. These products enable chemists to make and test drug candidates throughout the drug development process. In 2004, we concentrated our manufacturing, research and development in Cardiff, Wales. We focused our internal product development on new bioanalytical products. Two new bioanalytical sample preparation products, ISOLUTE® PPT+ and EVOLUTEtm ABN, were launched in 2004.

Focus Our Instrument Business on the Process Development and the Flash Chromatography Markets
      We will focus our instrument business on solving the needs of chemists in two critical areas of the pharmaceutical drug development process. We will leverage our knowledge of the process development market to address the needs of process chemists in the pharmaceutical industry, who are under increased pressure to scale-up the production of new lead candidates to support pre-clinical testing and trials. Leveraging our proprietary Camile TG® control software, we will work to expand our suite of laboratory instrumentation products, the Advantage Seriestm, that addresses the workflow and reporting requirements of these chemists. In addition, we are committed to support and enhance our family of flash chromatography products, the FlashMastertm series, which addresses the needs of medicinal chemists who need to quickly and effectively purify the compounds they make. In 2003, we discontinued further development and manufacturing of several instruments. In the first quarter of 2004, we launched the Advantage Series 2410 personal screening synthesizer. The 2410 personal screening synthesizer is designed to help process chemists, who work with small amounts of material, simulate and replicate the thermal and mixing conditions seen in larger production reactors. In 2004, we concentrated our manufacturing, research and development efforts for all instrument product lines at our offices in California.

Continue to Invest in Product Development Collaborations
      We are continuing to invest in collaborations with pharmaceutical companies and technology suppliers to deliver new, novel chemistry solutions to enhance the ability of chemists to rapidly discover and develop new drug candidates, although that effort is expected to be less in 2005 than in recent years. In addition, we intend to selectively in-license and commercialize technology that can enhance our total product portfolio and allow us to gain market share.

Build Global Customer Relationships Through Direct Sales
      Our marketing approach is based on a thorough understanding of our customers’ specific chemistry needs, which we develop through the close interaction of our direct sales and applications support personnel with our customers. Currently, we have approximately 30 sales, service and support specialists supporting our customers worldwide. We now have a strong, direct presence in the US, the UK and Japan which is reflected in our 2004 revenue mix (43% US and 57% international) and which correlates to the global worldwide pharmaceutical research market. While we have successful distribution partners in secondary markets, we may increase our direct presence in Europe. With this dedicated team of professionals, we are able to build long term relationships with existing customers, gain access to new accounts and expand into new geographic territories.
PRODUCTS
      Argonaut provides chemistry consumables, instrumentation (instruments and software), and services to enable chemists primarily in the pharmaceutical industry to accelerate the chemical development process and to increase the number of successful new chemical entities.

Chemistry Consumables
      Chemistry consumables comprise approximately 52% of 2004 net sales. Our high value, chemistry consumables are essential to the challenges associated with lead generation and lead optimization stages of chemistry development. Our products address the increased demand for chemists to make exclusive, novel and high-quality compounds designed according to themes of drug-likeness (drugs with a higher probability of success in humans).

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

Solid Phase Extraction:
      A potential drug candidate must continually be tested from the lead optimization stage through clinical trials to determine its pharmacological (potency), pharmacokinetic (availability and specificity) and toxicology (safety). Our ISOLUTE® brand of solid phase extraction (“SPE”) products is used by chemists to extract and purify samples to test for compatibility of these essential properties. We manufacture our own sorbents that are subsequently packed into single columns and 96-well high throughput SPE plates. In addition, we manufacture sample processing stations that are designed to simplify the task of processing samples using disposable ISOLUTE® extraction products.
      In 2004, we launched two new bioanalytical sample preparation products. ISOLUTE® PPT+ Protein Precipitation Plates improve removal of unwanted proteins from biological fluid samples using a ’solvent first’ methodology This technique is utilized as a sample preparation method prior to LC-MS/ MS characterization. EVOLUTEtm ABN is an advanced water-wettable polymer-based sorbent for extracting drugs from biological fluids. Developed specifically for analyte quantification by LC-MS/ MS, EVOLUTE ABN provides a highly effective solution to the problems of ion suppression and matrix effects from dirty extracts. It allows scientists to use generic methodologies to reduce method development time while producing clean extracts for a wide range of compounds.

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

Instrumentation
      Instrumentation products comprise approximately 42% of 2004 net sales. Our Advantage Seriestm products focus on the needs of chemists in the process development stage who are under increased pressure to rapidly develop robust, safe, cost effective and scale-independent processes for the production of pharmaceuticals. Our products utilize the benefits of automated synthesis guided by software to design, execute and collect data essential to the production of large quantities of the drug candidate for clinical trials. In addition, our instrumentation resources fully support our Flashmastertm family of flash chromatography instruments, providing chemists with a full range of purification products. A fast and cost-effective technique for the separation and preparation of complex mixtures, flash chromatography is quickly replacing traditional column chromatography methods. With an increasing number of organic compounds being produced, there are subsequent demands placed on purification throughput. Whether providing a simple single column system to provide simple, proven chromatography or a fully featured, multiple column system to optimize throughput, the Flashmaster products provide chemists with a fast, reliable, and cost-effective way to purify their compounds.

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

Advantage Seriestm 3400 process chemistry workstation:
      During 2003, we launched the Advantage Seriestm 3400 process chemistry workstation, a new product from the Pfizer and ICI consortium. The Advantage Seriestm 3400 process chemistry workstation is used by process chemists who need a reproducible and reliable means to scale-up production of lead compounds for clinical trials. It is a multi-reactor system designed to automate, capture and document the process chemistry workflow. Data is recorded in an easy to use format that both chemistry departments and individuals can use. The reporting functions are designed to meet the scale-up needs of departmental review, data archiving and FDA referencing. This product is important to our ability to increase revenues in 2005 and therefore, failure to achieve our anticipated levels of revenues for this product will harm our ability to achieve our financial goals during 2005.

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

Advantage Seriestm 2410:
      The Advantage Seriestm 2410 Personal Screening Synthesizer provides four individual reactors that allow process chemists to work at bench-scale to replicate the temperature profile, mixing and data collection features of a larger-scale reactor. Designed to provide chemists with simple, more efficient and less expensive process screening, the 2410 Personal Screening Synthesizer incorporates features that help chemists expedite the scaling of materials in larger-scale quantities.

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
      FlashMastertm Personal is a compact, space efficient instrument that facilitates the purification of compounds for medicinal chemists who wish to eliminate the need to pack traditional glass purification columns. The benefits of pre-packed columns, solvent mixing and proven, reliable chromatography can be realized with this simple system
      FlashMastertm Personal+ is another easy-to-use, entry-level flash chromatography system for medicinal chemists purifying one sample at a time. A second column position offers the flexibility to perform on-line dry sample loading, which improves separations and reduces solvent vapors. The second column can also be used as a guard column, or for two-column separations.

Services
      We provide a variety of services for our customers, which include integration services, contract research and development services, installation of instruments, instrument warranty services and instrument preventative maintenance programs. Services comprise approximately 6% of our 2004 net sales. Our integration services focus on creating customer specific modifications for the chemists who have unique requirements for the Advantage Seriestm 4100 process scale-up reactor.
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
      Product development of chemistry consumables is managed by an analogous process to instruments. We often collaborate with our customer base to develop new products to address synthesis, purification and sample preparation needs. To date, we have not used a formal product development consortium for the development of consumable products. The product development process is controlled under the ISO 9001 project system.
      Company sponsored research and development activities totaled approximately $4.0 million, $4.4 million and $5.6 million for the years 2004, 2003 and 2002, respectively. Customer sponsored research and development activities totaled approximately $284,000 in 2004, $1.1 million for 2003 and $999,000 for 2002.
CUSTOMERS
      Our customers consist of a broad range of companies in the pharmaceutical, life sciences, biotechnology and chemical industries, as well as academic institutions and other research organizations. Through December 31, 2004, we have sold our products to more than 1,200 customers and we have installed approximately 3,400 instruments worldwide. Our leading customers include:

Abbott Laboratories	Eli Lilly and Company	Novartis Pharmaceuticals
Advion Biosciences	GlaxoSmithKline	Pfizer, Inc.
AstraZeneca	MDS Pharma	Procter & Gamble Pharmaceuticals
Bristol-Myers Squibb	Merck & Company
      Sales and long-lived assets by geographic region and market for fiscal years 2004, 2003 and 2002 are represented in Note 14 to the Consolidated Financial Statements.
      No single customer accounted for more than 10% of our revenue during fiscal years 2004, 2003 and 2002.
SALES, MARKETING AND SERVICE
      We base our sales strategy on understanding our customers’ needs, recommending solutions and ensuring successful implementation of that solution in our customers’ research laboratories. Our approach is designed to achieve customer satisfaction and build a long-term working relationship with our customer.
      Currently, our direct sales, marketing and service organizations include 31 full-time employees located in North America, Europe and Japan. Our team of professionals is comprised of senior account-oriented sales people, application chemists, service engineers and marketing specialists who sell directly to our customers worldwide. We have 20 sales professionals with experience in selling high technology products to the scientific industry. In addition to their sales expertise, the industrial laboratory experience of our sales professionals is essential to their ability to understand our customers’ needs. We have application chemists and service engineers with expertise in both chemistry and engineering to support our customers worldwide. We have professional marketing communication specialists located in the United States and the United Kingdom dedicated to providing local marketing programs.
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
MANUFACTURING
      Qualified outside suppliers manufacture important components of our instruments and reagents to our specifications. Our suppliers then deliver the finished product to us for final quality assurance testing. The space available at our manufacturing facilities will accommodate the current and near-term production levels. All products are assembled and tested by qualified personnel at our manufacturing sites in Redwood City, California and Cardiff, Wales, United Kingdom.
      Our instrument manufacturing staff is comprised of skilled manufacturing engineers, material procurement, assembly and test personnel, which are closely integrated with our product development group. We focus these resources on the rapid development of manufacturing processes and methods, selecting suppliers to minimize the requirements for inspecting, stocking and testing of components during the manufacturing process. In 2004, we consolidated manufacturing of our instrument products at our facility in Redwood City, California.
      Our chemistry organization develops, validates, documents and initially manufactures our reagents, functional silica and polymer products at our site in Cardiff, Wales, United Kingdom. Our Cardiff facility has modern automation equipment for the packaging of our sample preparation and flash columns into a variety of formats, including columns and plates. During reagent development, we qualify outside manufacturers, known as toll manufacturers, so that we can outsource production as demand and volume increase.
INTELLECTUAL PROPERTY
      As of December 31, 2004, we owned a patent portfolio of eight issued U.S. patents and one issued foreign patent as well as several pending U.S. patent applications. Corresponding foreign patent applications have been filed in a number of countries. Of these issued patents, five U.S. patents relate to the reactor and fluidics technology incorporated into our instruments. Several of our patent applications relate to this technology and others relate to our reagent technologies. We intend to continue to file patent applications covering any new inventions incorporated into our products and technologies as appropriate. In addition, we rely upon copyright protection as well as trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our success will depend in part upon our ability to obtain patent protection for our products and technologies, to preserve our copyrights and trade secrets, and to operate without infringing on the proprietary rights of third parties. Our issued patents expire between 2018 and 2021.
      We have an exclusive license from Symyx Technologies relating to technology incorporated in our Endeavor product. We have a non-exclusive license to certain other Symyx patents based on an agreement completed in August 2002. The exclusive and non-exclusive portions of the license are in perpetuity.
BACKLOG
      Manufacturing turnaround time has generally been sufficiently short so as to permit us to manufacture to fill orders for most of our products, which helps to limit our inventory costs. Due to the generally short time period between order and shipment and occasional customer directed changes in delivery schedules, we do not believe that our backlog, as of any particular date, is an accurate indicator of actual net sales for any future period. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months. The value of the backlog as of December 31, 2004 was approximately $2.3 million as compared to approximately $1.7 million at December 31, 2003.
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
EMPLOYEES
      As of December 31, 2004, we had approximately 150 employees worldwide. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.
AVAILABLE INFORMATION
      Our principal executive offices are located at 220 Saginaw Drive, Redwood City, CA 94063, and our main telephone number is (650) 716-1600. Investors can obtain access to this annual report on Form 10-K, our quarterly reports on Form  10-Q, our current reports on Form 8-K, and all other reports and documents we are required to file with the SEC and all amendments to these reports, free of charge, on our website at http://www.argotech.com as soon as reasonably practicable after such filings are electronically filed with the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2.	Properties.

Facilities
      We occupy approximately 24,000 combined square feet of leased office space and research facilities in Redwood City, California. These facilities serve as the base for our marketing and product support operations, research and development, manufacturing and administration activities. The operating lease for this facility commenced in August 2004 for a term of seven years with an expiration date of July 2011. We have an early termination option, which allows us to terminate the lease after four years from the commencement date, if we provide timely and proper notice. In addition, we lease approximately 3,500 square feet of office space in Carmel, Indiana, 1,880 square feet of research and development space in Tucson, Arizona, 2,200 square feet of office space in Midland, Michigan, and 125 square meters of office space in Tokyo, Japan. These offices are the base operations for our sales and support groups in the respective regions. We also own approximately 50,000 combined square feet in two facilities located near Cardiff, Wales, United Kingdom. The facilities serve as the base of operations for marketing and product support operations, research and development, manufacturing and administration for our European based activities. Currently, we are in the process of selling one of the facilities in Cardiff, with a provision to allow us to sublease a portion of the building for a period of one year. We believe that our existing facilities are suitable for our current operations and that additional space will be available and can be added as required in the future.

Item 3.	Legal Proceedings.
      From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-K, we are not a party to any litigation that we believe could reasonably be expected to harm our business or results of operations in any material respect.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

	2004		2003
	Sales Price		Sales Price

Quarter Ended	High	Low	High	Low

March 31	$2.68	$1.34	$0.99	$0.81
June 30	1.80	1.06	1.61	0.84
September 30	1.33	0.89	1.48	1.14
December 31	1.10	0.59	1.91	1.17
      Our common stock is quoted on the Nasdaq Stock Market’s National Market under the symbol “AGNT”. The preceding table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market’s National Market for the periods indicated.

Dividend Policy
      We have not paid any cash dividends to date. We anticipate paying a special cash dividend following the proposed asset sale to Biotage AB, provided that the transaction is approved by our stockholders and closes on the current terms.

Holders of Common Stock
      As of March 10, 2005, there were 107 registered shareholders of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,272,419	$2.46	1,675,921
Equity compensation plans not approved by security holders	—	—	—

Total	3,272,419	$2.46	1,675,921

Item 6.	Selected Financial Data
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

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands except per share data)
Statements of Operations Data:
Net sales	$20,204	$24,469	$26,317	$17,063	$17,449
Costs and expenses:
Cost of sales	13,315	13,256	15,004	9,431	7,994
Research and development	4,019	4,368	5,627	7,089	5,057
Selling, general and administrative	12,443	13,060	17,453	16,686	13,819
Amortization of goodwill and purchased intangible assets	483	738	735	1,157	—
Acquired in-process research and development	—	—	—	270	—
Restructuring charges (recoveries)	—	(184)	1,802	384	—
Asset impairment charges	2,249	1,612	—	5,520

Total costs and expenses	32,509	32,850	40,621	40,537	26,870

Loss from operations	(12,305)	(8,381)	(14,304)	(23,474)	(9,421)
Realized gain from the sale of asset	—	460	—	—	—
Interest and other income (expenses), net	637	552	663	2,679	1,900

Net loss before provision for income taxes	(11,668)	(7,369)	(13,641)	(20,795)	(7,521)
Provision (benefit) for income taxes	(150)	783	217	—	—

Net loss	$(11,518)	$(8,152)	$(13,858)	$(20,795)	$(7,521)

Net loss per common share, basic and diluted	$(0.56)	$(0.40)	$(0.70)	$(1.09)	$(0.79)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,494	20,160	19,876	19,048	9,538

Pro forma net loss per common share, basic and diluted					$(0.50)

Weighted-average shares used in computing pro forma net loss per common share, basic and diluted					15,009

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheets Data:
Cash, cash equivalents and short-term investments	$10,158	$13,470	$26,894	$57,632	$73,372
Working capital	18,211	8,978	31,001	58,292	76,131
Total assets	39,405	63,315	72,373	71,772	83,032
Long-term obligations, less current portion	523	23	12,334	—	180
Accumulated deficit	(88,762)	(77,244)	(69,092)	(55,234)	(34,439)
Total stockholders’ equity	35,388	45,243	52,513	63,764	77,720

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This annual report contains forward-looking statements for purposes of the Private Securities Litigation Reform Act of 1995, and it is the Company’s intention that such statements be protected by the safe harbor created thereby. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, research and development activities and sales and marketing initiatives such as our plan to concentrate our efforts in those areas such as building our core consumables business, and related accruals, values of our assets and liabilities over their remaining useful lives and our testing for impairment of goodwill, our expectations as to the duration of our negative cash flows from operations and the sufficiency of existing cash reserves for the next 12 months and the possibility of selling substantially all of our assets and winding up our business. Actual results may differ materially from those projected in such forward-looking statements due to various known and unknown risks and uncertainties, including the risk that a decline in the economy generally or the market for our products will adversely affect our business. For a further discussion of these and other risks and uncertainties related to our business see the discussion set forth herein under “Factors That May Affect Our Future Results”.
OVERVIEW
      We develop innovative products designed to help pharmaceutical and other chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our chemistry consumable products, instrumentation products and services. We also derive revenues from the sale of reagents, and other instrument-related consumables and consumables products of Jones Chromatography Limited (“Jones Group”), which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization.
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
      Since our inception, we have incurred significant losses and, as of December 31, 2004, we had an accumulated deficit of $88.8 million.
      On March 24, 2005 the Company filed a proxy statement asking stockholders of Argonaut Technologies, Inc. at a special meeting to approve a sale of the assets of Argonaut’s chemistry consumables business and certain assets related to the process chemistry business. As the proposed asset sale has not yet been approved or closed, unless otherwise indicated, any forward-looking information disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations assumes the continued operation of our current business.
CRITICAL ACCOUNTING POLICIES AND MANAGEMENT’S ESTIMATES

Critical Accounting Policies and Estimates
      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We consider certain accounting policies related to revenue recognition, allowance for doubtful accounts, impairment of investments, inventory adjustments, warranty liabilities, restructuring charges, purchase accounting, goodwill and other purchased intangibles, impairment of long-lived assets, income tax and stock-based compensation to be critical policies due to the estimation processes involved in each. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition
      The Company complies with Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21(EITF 00-21), “Revenue Arrangements with Multiple Deliverables.”
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
      There are standard products offered by Argonaut where consideration of EITF 00-21 is applicable. Generally, the multiple items are priced and sold separately, have standalone value to the customer as evidenced by history of sales to other customers on a standalone basis, and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility is reasonably assured and fees are fixed or determinable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met.

Product Revenue
      Revenue related to product sales with no future obligation is recognized upon shipment when the recognition criteria have been met. For those arrangements where we have obligations to provide installation services, revenue is recognized when installation is complete and all other revenue recognition criteria have been met. Sales that require customer acceptance are not recognized until acceptance has been obtained.

Services Revenue
      Maintenance contract revenue, including revenue for extended warranties, is recognized ratably over the contractual term. Training, contract research and development and other services revenue are recognized as the services are rendered.

Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the composition of our accounts receivable aging and evaluating individual customer receivables, considering (i) our customer’s financial condition, (ii) credit history (iii) current economic conditions and (iv) other known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Investments
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

Restructuring
      During fiscal year 2002, we recorded significant reserves in connection with our restructuring program. These reserves included estimates pertaining to employee separation costs, related abandonment of excess equipment, the abandonment of excess leased facilities, and other related charges.

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

Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors the carrying value of long-lived assets for potential impairment based on whether certain trigger events have occurred. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. The Company determined that there existed an indicator of impairment during the fourth quarter of 2004 with respect to its long-lived assets. The Company compared projected undiscounted future cash flows to the carrying value of the assets. As a result, the Company recognized an impairment charge related to fixed assets of approximately $1.4 million and purchased intangible assets of approximately $833,000.

Income Taxes
      The Company accounts for income taxes based upon SFAS No. 109, “Accounting for Income Taxes.” Under this method, we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established a full valuation allowance against our deferred tax assets.

Stock-Based Compensation
      The Company accounts for its stock-based employee compensation as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” whereby stock-based employee compensation arrangements are accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. We have recorded amortization of deferred stock compensation of approximately $5,000, $65,000 and $222,000 in the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, we had a total of approximately $4,000 to be amortized over the remaining vesting period of the options.
      We also recorded stock compensation of $0, $46,000 and $49,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with options granted to consultants. These options are periodically re-measured as they vest, in accordance with Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
COMPARATIVE RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

Net sales
      Net sales in the year ended December 31, 2004 were $20.2 million compared to $24.5 million for the same period in 2003, a decrease of 17%. For the year ended December 31, 2004, instrument sales comprised approximately 40% of net sales, chemistry consumables sales comprised approximately 53% of net sales, and service, integration services and contract research and development (“R&D”) together comprised approximately 6% of net sales. Instrument sales were $8.2 million for 2004 versus $10.1 million for the same period in 2003, a decrease of 19%. The decrease was caused by primarily slower than anticipated growth of new instrument product sales. Sales of discontinued instrument products accounted for $0.6 million of instrument sales in 2004 compared to $1.5 million for the same period of 2003. Chemistry consumables sales were $10.7 million for the year ended December 31, 2004 versus $11.7 million in the same period in 2003, a decrease of 10%. Sales of ongoing chemistry consumables products in 2004 were flat compared to 2003, whereas revenues from product lines sold to W. R. Grace in July 2003 decreased to approximately $38,000 in 2004 compared to $1.3 million in 2003. The decrease in revenue from discontinued products was the result of the sale of the HPLC assets in the third quarter of 2003 and lower resin product sales. The HPLC products contributed approximately $1.2 million to chemistry consumables sales in 2003.

Cost of sales
      Cost of sales, comprised of cost of products and cost of services were $13.3 million for the year ended December 31, 2004 and were essentially flat from the same period in 2003. Gross margin as a percent of sales was 34% for 2004 compared to 46% for 2003. Lower margin performance was primarily the result of (i) recording a charge of approximately $1.1 million during the quarter ended September 30, 2004 for the write-down of discontinued and slow moving inventory, (ii) additional costs incurred related to our integrated service revenue, (iii) costs of approximately $211,000 incurred to transfer the manufacturing of our flash chromatography business from Cardiff, Wales to California and the transfer of a chemistry resins business from California to Cardiff and (iv) the fact that lower revenue did not support the relatively fixed manufacturing costs. The gross margin as a percent of sales for the year ended December 31, 2003 included the favorable impact of approximately $480,000 related to the sale of discontinued products previously charged to cost of sales as excess inventory in the third quarter of 2002.

Research and development expenses
      Research and development expenses were $4.0 million for the year ended December 31, 2004 compared to $4.4 million for the same period in 2003, a decrease of 8%. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products. The decrease was primarily attributable to lower personnel costs, a decrease in spending for outside services and lower engineering expense.

Selling, general and administrative expenses
      Selling, general and administrative expenses decreased to $12.4 million in the year ended December 31, 2004 from $13.1 million for the same period in 2003, a decrease of 5%. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The decrease was primarily attributable to lower personnel costs and lower costs associated with promotional activities, offset by higher legal and accounting fees and outside service expense.

Amortization and write-off of goodwill and other purchased intangible assets
      For the year ended December 31, 2004, the Company recorded amortization of purchased intangibles of $483,000 as compared to $738,000 in the same period in 2003. The decrease for amortization expense in 2004 is due to the lower carrying value of the purchased intangible assets, as a result of an impairment write-off recorded in September 2003.

Restructuring charges
      On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of the existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter of the year ended December 31, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. As of December 31, 2004, all of the 44 employees had been terminated. For the year ended December 31, 2004, cash payments related to the restructuring program were approximately $153,000. As of December 31, 2004, all amounts related to workforce reduction and other related charges and abandonment of excess leased facilities have been paid.

Asset impairment charges
      The Company recorded asset impairment charges of $2.2 million for the year ended December 31, 2004, based upon undiscounted cash flows related to the write-off of certain fixed assets and purchased licenses (intangibles) that are not part of the proposed asset sale to Biotage AB. (See Note 15).

Other income (expenses)
      Interest and other income of $925,000 decreased for the year ended December 31, 2004 from $1.2 million for the same period in 2003, primarily because of lower interest income due to lower cash balances invested. Interest and other expense was $288,000 for the period ended December 31, 2004 compared to $688,000 in the same period in 2003. The reduction was primarily due to lower interest expense as the notes payable for the Jones Group acquisition were repaid in full during the second quarter of 2004.
      On July 30, 2003, the Company announced the sale of its HPLC product line to the Grace Vydac business unit of W.R. Grace & Co. The sale principally included the Genesis and ApexTM brands of HPLC columns inventory, as well as HPLC-related capital assets and trademarks. The sale of these assets enables the Company to focus R&D and sales and marketing efforts on core product areas providing consumable and instrument products to the critical areas of drug development. The pretax gain on the sale of net assets was approximately $460,000 for the period ended December 31, 2003.

Provision for income taxes
      As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $65.8 million, which will expire beginning in the year 2010 and federal research and development tax credits of approximately $1.3 million, which begin to expire in the year 2010. The Company also has California net operating loss carryforwards of approximately $15.9 million, which expire beginning in the year 2005; other state net operating losses of $3.0 million; state research and development tax credits of $0.9 million, which have no expiration date; and California Manufacturers’ Investment Credit of approximately $30,000, which begin to expire in the year 2006.
      The Company recorded a net tax benefit of approximately $150,000 for the year ended December 31, 2004. The net tax benefit was comprised of a tax benefit recorded by Argonaut Technologies, Ltd., which was offset by state income tax payments made by the Company in the US. For the year ended December 31, 2003, the Company recorded a provision for income taxes of approximately $783,000 to record the UK corporate tax liability of Jones Group. The provision was the result of the UK recording net income in 2003 and the tax on the gain related to the sale of the HPLC assets to the Grace Vydac business unit of W.R. Grace & Co. completed in July 2003.

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
LIQUIDITY AND CAPITAL RESOURCES
      As of December 31, 2004, we had cash, cash equivalents, investments and restricted cash of $11.0 million compared to $31.2 million at December 31, 2003 and $39.2 at December 31, 2002. Working capital at December 31, 2004 was $18.2 million, compared to $9.0 million at December 31, 2003 and $31.0 million at December 31, 2002. The 2004 decrease in cash, cash equivalents, investments and restricted cash was primarily due to the use of $8.0 million in general operating activities, repayment of the notes payable related to the acquisition of the Jones Group, using restricted cash of approximately $12.1 million, and approximately $1.7 million used for capital expenditures.
      Net cash used in operating activities was $8.0 million for the year ended December 31, 2004, compared to $8.6 million in 2003 and $11.1 million in 2002. Cash used in operating activities in 2004 of $8.0 million resulted primarily from our net loss of $11.5 million, foreign currency translation of $1.0 million and working capital requirements of $0.2 million, offset by non-cash expenses of $4.0 million and disposal of property and equipment of $0.4 million. Cash used in 2003 resulted from a net loss of $8.2 million and working capital requirements of $4.4 million, offset by non-cash expenses of $3.7 million and disposal of property and equipment of $0.2 million. Cash used in 2002 resulted primarily from a net loss of $13.9 million and working capital requirements of $0.4 million, offset by non-cash expenses of $3.2 million.
      Net cash provided by investing activities was $17.2 million for the year ended December 31, 2004, compared to net cash used in investing activities of $2.1 million in 2003 and net cash provided by investing activities of $14.0 million in 2002. Net cash provided by investing activities in 2004 resulted primarily from using the restricted cash of approximately $12.2 million to repay the notes payable related to the acquisition of the Jones Group, the net conversion of short and long-term investments into cash to fund operations, offset by purchases of property and equipment. The net cash used in investing activities in 2003 resulted primarily from the net movement into short and long-term investments and purchase of property and equipment, partially offset by the proceeds from the sale of our HPLC business. The net cash provided by investing activities in 2002 related primarily to the net conversion of short-term investments into cash to fund operations, offset by the purchases of technology licenses and expenditures for property and equipment.
      Net cash used in financing activities was $12.0 million for the year ended December 31, 2004 compared to $1.0 million in 2003 and $0.1 million in 2002. The cash used by financing activities in 2004 resulted from the use of restricted cash to repay the notes payable related to the acquisition of the Jones Group, offset by the exercise of stock options. The cash used in 2003 resulted primarily from the repayment of long-term debt, offset by the exercise of stock options. The cash used in 2002 resulted primarily from capital lease payments and the repayment of long-term debt, offset by the exercise of stock options.
      On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and will be funded from available working capital. During the year ended December 31, 2004, the Company repurchased 50,000 shares of its common stock on the open market for approximately $81,000 at an average price of $1.62 per share. Through December 31, 2004, the Company had repurchased 100,000 shares of outstanding common stock at an average purchase price per share of $1.28, pursuant to our stock repurchase program.
      The Company expects to have negative cash flows from operations through at least the fourth quarter of 2005. On March 24, 2005 the Company filed a proxy statement asking stockholders of Argonaut Technologies, Inc. at a special meeting to approve a sale of the assets of Argonaut’s chemistry consumables business and certain assets related to the process chemistry business. If the asset sale is completed, Argonaut will be paid $21.2 million in cash by Biotage, plus the assumption of specified liabilities. If the proposed sale to Biotage is completed as anticipated, we intend to distribute a substantial portion of the cash proceeds to our stockholders. If the proposed asset sale to Biotage AB is not completed as anticipated, we may also use cash resources and/or raise additional funds to fund future strategic alternatives we may elect to pursue.

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

Contractual Obligations
      The following summarizes the Company’s contractual cash obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period:

		Less than	1 to 3	4 to 7
Contractual Obligations	Total	1 Year	Years	Years

Capital lease obligations	$83	$26	$57	$—
Operating lease obligations	1,941	289	892	760
Minimum royalty payments	175	100	75	—

Total contractual cash obligations	$2,199	$415	$1,024	$760

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We may sell substantially all of our assets and wind up our business.
      We have signed a definitive agreement with Biotage AB to purchase our chemistry consumables business and process development business, which represents substantially all of our assets. If our stockholders approve the sale and we sell the business, we may wind up our affairs and continue to explore alternatives for the use and disposition of our remaining assets, including a plan of liquidation and dissolution.

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.
      We have incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2004, we had an accumulated deficit of $88.8 million and we recorded a net loss of $11.5 million for the year ended December 31, 2004. We expect to continue to incur operating and net losses through 2005 and we may never generate positive cash flows.
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
      We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products. During the first half of 2003, we launched a new product, the Advantage Seriestm 3400 workstation and in the first half of 2004, we launched the FlashMaster Personal+ system and the Advantage Series 2410 personal screening synthesizer. Our ability to increase revenues in 2005 and beyond is dependent on the success of these products.

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
      Many of our competitors have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. We face, and will continue to face, intense competition from organizations serving the life sciences industry that are developing or marketing competing products and technologies. These organizations may develop products or technologies that are superior to our products or technologies in terms of performance, cost or both. Moreover, our competitors may offer price discounts or other concessions as a competitive tactic that we may not be in a position to match.
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
      As a global concern, we face exposure to adverse movements in foreign currency and U.S. dollar exchange rates. During the year ended December 31, 2004, approximately 57% of our net sales were exposed to foreign currency risk. During the same period, approximately 24% of our operating expenses were exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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
      The trading price of our common stock has been highly volatile and ranged in 2004 from a per-share high of $2.68 to a low of $0.59 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

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
      Future changes in financial accounting standards, including the requirement to measure all sock-based compensation awards using a fair value method and record such expense in the consolidated financial statements, may cause adverse, unexpected earnings fluctuations and affect our financial position and results of operations. New accounting pronouncements and varying interpretations of such pronouncements have occurred with frequency in the recent past and may occur in the future. In addition, we may make changes in our accounting policies in the future. Compliance with changing regulation of corporate governance and public disclosure will also result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are creating uncertainty for companies such as ours and compliance costs are increasing as a result of this uncertainty and other factors. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

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
FACTORS RELATED TO THE POTENTIAL SALE AND WINDING UP OF THE COMPANY

We cannot assure you of the amount, if any, or timing of any distributions to our stockholders.
      Although our board of directors has not established a firm timetable for distributions to stockholders, our board of directors intends, subject to contingencies inherent in winding up our business, to make distributions as promptly as practicable, including an initial distribution of a portion of the net proceeds of the asset sale to Biotage. We intend that any distributions to the stockholders will be in the form of cash. Our board of directors is, however, currently unable to predict the precise nature, amount or timing of any distribution to stockholders. The actual nature, amount and timing of any distributions will be determined by our board of directors (or possibly in the case of a plan complete liquidation and dissolution, a trustee designated by our board of directors), in its sole discretion, and will depend in part on, among other things, the final amount of the purchase price we receive from Biotage in the asset sale, our ability to convert our remaining assets into cash and the amount of our liabilities and obligations, including any amounts we may owe to Biotage pursuant to our indemnification obligations under the purchase agreement.
      In lieu of satisfying all of our liabilities and obligations prior to making distributions to our stockholders, we may instead reserve assets deemed by management and our board of directors to be adequate to provide for those liabilities and obligations.
      Uncertainties as to the precise value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and miscellaneous office expenses), although declining, will continue to be incurred following stockholder approval of the asset sale to Biotage. These expenses will reduce the amount of assets available for ultimate distribution to stockholders, and, while a precise estimate of those expenses cannot currently be made, management and the board of directors believe that available cash amounts received from the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our stockholders will be reduced and could be eliminated.
      Further, we are currently unable to predict the precise timing of any distributions pursuant to our wind up. The timing of any distribution will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets and claim settlements with creditors. Additionally, a creditor could seek an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to our stockholders.

The announcement of our entry into a stock and asset purchase agreement with Biotage AB could have a negative impact on our business.
      The announcement of our intent to sell our chemistry consumables business to Biotage AB may result in adverse consequences to us, including causing our customers to stop purchasing from us or to purchase less of our products due to uncertainties regarding the transaction and our future operations. If this occurs, we would experience negative impacts on our revenues and cash flows, which may reduce the assets available for ultimate distribution to our stockholders in a liquidation and dissolution of our company.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to stockholders.
      Claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes and legal and accounting fees), including operation of our process chemistry business, will continue to be incurred as we seek to close the asset to Biotage and wind up operations. These expenses will reduce the amounts of assets available for ultimate distribution to stockholders. Claims against the escrow account and any purchase price reduction could reduce the amount available to us from the sale of our chemistry consumables business. If available, cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

We will continue to incur the expenses of complying with public company reporting requirements.
      We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though, compliance with the reporting requirements is economically burdensome.
      If we pursue a plan of complete liquidation and dissolution, in order to curtail expenses, we currently intend to seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act after the filing of a certificate of dissolution. We anticipate that in that event, if relief were granted, we would continue to file current reports on Report 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the Securities and Exchange Commission might require. However, the Securities and Exchange Commission may not grant relief.

If we fail to retain the services of key personnel, the winding up of our business may not succeed.
      The success of our winding up depends in large part on our ability to retain the services of certain of our key personnel. The retention of key personnel is particularly difficult under our current circumstances. Failure to retain these personnel could harm the implementation of our winding up. If we fail to retain these personnel, we will need to hire others to oversee our winding up, which could involve additional compensation expenses.
      Under their change of control severance agreements, Ms. Goldenstein and Messrs. Foster, Tredger and Labadie have agreed to remain reasonably available to assist us in the transition for 90 days (180 days in the case of Ms. Goldenstein) after the asset sale to Biotage at the same base salary and level of benefits in effect before the asset sale. However, those executives will be entitled to their change of control benefits pursuant to their change of control severance agreements in any case.

Our common stock may be delisted from the Nasdaq Market
      On October 19, 2004, we received a notice from the Listing Qualifications division of the Nasdaq National Market that for the last 30 consecutive business days the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5). The notice further provided that in accordance with Nasdaq Marketplace Rule 4450(a)(5), we were provided 180 calendar days, or until April 18, 2005, to regain compliance. The Nasdaq staff will provide written notification that we have achieved compliance with the rule if at any time before April 18, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive days.
      If we do not regain compliance with the Nasdaq Marketplace rules by April 18, 2005, and are not eligible for an additional compliance period, the Nasdaq will provide written notification that our securities will be delisted or moved to The Nasdaq SmallCap Market. At that time, we may appeal the Nasdaq staff’s determination to delist our securities to a Listings Qualifications Panel.
      As of the date of this filing, we have not yet achieved compliance with the Nasdaq Marketplace rules. We currently anticipate that we will trade below the minimum required $1.00 per share after we make any initial distribution to our stockholders. If our common stock is delisted, your ability to resell your shares of our common stock could be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that, abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 5, 2005. We do not expect the adoption of SFAS 151 to have a significant impact on our financial condition or results of operations.
      In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Benefits.” This statement is a revision to SFAS 123 and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R was originally effective for fiscal periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission delayed the effective date, and as such the Company will be required to implement the provisions of SFAS 123R beginning January 1, 2006.
      We have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

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

	December 31,	December 31,
	2004	2003

Principal notional amount with an expected maturity in following year	$3.7	$6.5
Weighted average interest rate	4.4%	5.0%
Average contractual maturity of investments (days)	188	257
      The Company also had limited interest rate exposure related to the notes payable issued in consideration for the acquisition of the Jones Group. The notes payable were denominated in British Pound Sterling in the amount of £7,650,000 ($10.9 million at origination) and interest was payable to the note holders at an initial rate of 3.9% per annum for the first twelve month period (ending February 20, 2003), and subsequently at the rate equal to the published base rate of Barclays Bank PLC on the date immediately preceding each quarterly interest period, less any fees and costs. The notes payable matured at April 30, 2004 and were paid in full at that time. The Company had limited interest rate risk on the notes payable due to a deposit of £7,650,000 ($10.9 million at origination) in cash with Barclays Bank PLC as collateral for the principal and interest on the notes payable. The cash amounts held as collateral were represented as restricted cash in the Company’s consolidated balance sheet at December 31, 2003 and were invested in money market instruments to yield rates approximate to the interest rates due on the notes payable.
FOREIGN CURRENCY EXCHANGE RATE EXPOSURE
      Our exposure to market risk due to fluctuations in currency exchange rates relates primarily to the intercompany balances with our subsidiaries in the United Kingdom and Japan. Gains and losses resulting from foreign currency transactions have historically been immaterial. However, in 2004, net foreign exchange transaction gain included in Interest and other income was approximately $528,000. The gain resulted primarily from foreign currency denominated short-term investments (British Pound Sterling) and the settlement of foreign currency denominated accounts receivable (mainly British Pound Sterling) as the US dollar weakened against the British pound during 2004.
      Translation gain and losses related to our foreign subsidiaries in the United Kingdom, Japan and Switzerland are accumulated as a separate component of stockholders’ equity. We do not currently engage in foreign currency hedging transactions.
      As we have operations and sales outside of the United States, our financial results can be affected by changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We manage our exposure to these risks through our regular operating activities. Our foreign operations and sales increased significantly in 2002 due primarily to the acquisition of the Jones Group. With the Jones Group acquisition, approximately 57% of our net sales were exposed to foreign currency risk in 2004, predominantly in the British Pound, the Euro, and the Japanese Yen. Approximately 24% of our expenses were exposed to foreign currency risk in 2004.

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Argonaut Technologies, Inc.
      We have audited the accompanying consolidated balance sheets of Argonaut Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argonaut Technologies, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 15. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP
Walnut Creek, California
April 14, 2005

ARGONAUT TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,321	$9,620
Short-term investments	1,837	3,850
Accounts receivable, less allowance for doubtful accounts of $121 in 2004 and $102 in 2003	4,353	5,993
Inventories	6,615	6,946
Prepaid expenses and other current assets	532	562
Note receivable	47	56

Total current assets	21,705	27,027
Restricted cash	169	12,317
Property and equipment, net	4,231	4,454
Goodwill	9,410	9,410
Other intangible assets, net	3,017	4,471
Long-term investments	699	5,432
Other assets	174	204

	$39,405	$63,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,100	$1,494
Accrued compensation	534	971
Other accrued liabilities	1,136	2,406
Deferred revenue	618	978
Current portion of deferred rent	82	—
Current portion of notes payable and capital lease obligations	24	12,200

Total current liabilities	3,494	18,049
Capital lease obligations	53	23
Long term portion of deferred rent	470	—
Commitments
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized at December 31, 2004 and 2003, issuable in series; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized at December 31, 2004 and 2003; 20,625,102 and 20,376,918 shares issued and outstanding at December 31, 2004 and 2003, respectively	2	2
Additional paid-in capital	121,822	121,670
Deferred stock compensation	(4)	(9)
Accumulated other comprehensive income (loss)	2,330	824
Accumulated deficit	(88,762)	(77,244)

Total stockholders’ equity	35,388	45,243

	$39,405	$63,315

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net sales:
Products	$18,844	$21,801	$22,994
Services	1,360	2,668	3,323

Total net sales	20,204	24,469	26,317

Costs and expenses:
Costs of products	12,643	11,492	13,202
Costs of services	672	1,764	1,802
Research and development (Note A)	4,019	4,368	5,627
Selling, general and administrative (Note A)	12,443	13,060	17,453
Amortization of goodwill and purchased intangibles	483	738	735
Acquired in-process research and development	—	—	—
Restructuring charges (recoveries)	—	(184)	1,802
Asset impairment charges	1,416	—	—
Goodwill and other purchased intangibles write-off	833	1,612	—

Total costs and expenses	32,509	32,850	40,621

Loss from operations	(12,305)	(8,381)	(14,304)
Other income (expenses):
Realized gain on the sale of assets	—	460	—
Interest and other income	925	1,240	1,191
Interest and other expense	(288)	(688)	(528)

Net loss before provision for income taxes	(11,668)	(7,369)	(13,641)
Provision (benefit) for income tax	(150)	783	217

Net loss	$(11,518)	$(8,152)	$(13,858)

Net loss per common share, basic and diluted	$(0.56)	$(0.40)	$(0.70)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,494	20,160	19,876

Note A: Research and development expenses and selling, general and administrative expenses include charges for stock-based compensation as follows:
Research and development	$5	$65	$145
Selling, general and administrative	—	46	126

	$5	$111	$271

See accompanying notes.

ARGONAUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Additional	Deferred		Comprehensive	Total
			Paid-In	Stock	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Equity

	(In thousands, except share data)
BALANCES AT DECEMBER 31, 2001	19,281,691	$2	$120,036	$(1,008)	$(55,234)	$(32)	$63,764
Net loss	—	—	—	—	(13,858)	—	(13,858)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	—	—	(167)	(167)
Foreign currency translation adjustments	—	—	—	—	—	488	488

Total comprehensive loss							(13,537)
Issuance of common stock upon exercise of stock options, net of repurchase	92,769	—	81	—	—	—	81
Issuance of common stock related to the acquisition of Jones Chromatography, Ltd.	572,152	—	1,829	—	—	—	1,829
Issuance of common stock related to employee stock purchase plan	119,096	—	152	—	—	—	152
Stock repurchase	(50,000)		(47)				(47)
Compensation expense related to issuance of options to consultants	—	—	49	—	—	—	49
Deferred stock compensation associated with stock options cancelled	—	—	(712)	712	—	—	—
Amortization of deferred stock compensation	—	—	—	222	—	—	222

BALANCES AT DECEMBER 31, 2002	20,015,708	$2	$121,388	$(74)	$(69,092)	$289	$52,513
Net loss	—	—	—	—	(8,152)	—	(8,152)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	—	—	11	11
Foreign currency translation adjustments	—	—	—	—	—	524	524

Total comprehensive loss							(7,617)
Issuance of common stock upon exercise of stock options, net of repurchase	249,697	—	155	—	—	—	155
Issuance of common stock related to employee stock purchase plan	111,513	—	81	—	—	—	81
Compensation expense related to issuance of options to consultants	—	—	46	—	—	—	46
Amortization of deferred stock compensation	—	—	—	65	—	—	65

BALANCES AT DECEMBER 31, 2003	20,376,918	$2	$121,670	$(9)	$(77,244)	$824	$45,243
Net loss	—	—	—	—	(11,518)	—	(11,518)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustments	—	—	—	—	—	1,518	1,518

Total comprehensive loss							(10,012)
Issuance of common stock upon exercise of stock options, net of repurchase	231,715	—	185	—	—	—	185
Issuance of common stock related to employee stock purchase plan	66,469	—	49	—	—	—	49
Stock repurchase	(50,000)	—	(81)	—	—	—	(81)
Compensation expense related to issuance of options to consultants	—	—	(1)	—	—	—	(1)
Amortization of deferred stock compensation	—	—	—	5	—	—	5

BALANCES AT DECEMBER 31, 2004	20,625,102	$2	$121,822	$(4)	$(88,762)	$2,330	$35,388

ARGONAUT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(11,518)	$(8,152)	$(13,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,209	1,363	1,467
Amortization of goodwill and other purchased intangible assets	621	850	785
Disposal of fixed assets	356	229	—
Stock-based compensation	5	65	222
Issuance of equity for noncash benefits	(1)	46	49
Impairment charges	2,249	1,612	—
Non-cash portion of restructuring charges	—	(184)	683
Foreign currency translation	(1,069)	(16)	(39)
Changes in assets and liabilities:
Accounts receivable	1,640	(1,818)	2,271
Inventories	331	(1,269)	197
Prepaid expenses and other assets	69	116	154
Accounts payable	(394)	(387)	(1,304)
Accrued compensation	(438)	(116)	(365)
Other accrued liabilities	(1,225)	26	(106)
Deferred rent	552	—	—
Deferred revenue	(360)	(994)	(1,255)

Net cash used in operating activities	(7,973)	(8,629)	(11,099)

Cash flows from investing activities:
Capital expenditures	(1,699)	(1,260)	(781)
Business acquisition (net of cash received)	—	—	(6,464)
Proceeds from the sale of the HPLC business	—	1,228	—
Purchase of short-term investments	—	(14,941)	(10,749)
Purchase of long-term investments	(2,866)	(5,432)	—
Proceeds from the sales of short-term investments	2,170	3,902	4,910
Proceeds from the maturities of short-term investments	3,693	13,195	39,309
Proceeds from sale of long-term investments	2,649	—	—
Proceeds from the maturities of long-term investments	1,100	—	—
Purchases of licenses	—	(35)	(1,400)
Restricted cash	12,148	1,167	(10,863)

Net cash provided (used) in investing activities	17,195	(2,176)	13,962

Cash flows from financing activities:
Principal payments on notes payable	(12,192)	—	—
Principal payments on capital lease obligations	—	(94)	(187)
Proceeds from capital lease obligations	—	31	94
Repayment of long-term debt	—	(1,167)	(200)
Repurchase of common stock	(81)	—	(47)
Net proceeds from issuances of common stock	234	236	233

Net cash used in financing activities	(12,039)	(994)	(107)

Effect of exchange rate changes on cash	1,518	524	143
Net increase (decrease) in cash and cash equivalents	(1,299)	(11,275)	2,899
Cash and cash equivalents at beginning of year	9,620	20,895	17,996

Cash and cash equivalents at end of year	$8,321	$9,620	$20,895

Supplemental Disclosure of Cash Flow Information
Interest paid	$162	$394	$426

Taxes paid	$1,225	$247	$524

Supplemental Disclosure of Cash Flow Information
Deferred stock compensation (cancellations)	$5	$111	$(712)

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
      The Company has five wholly owned subsidiaries, Argonaut Technologies Systems, Inc. (formerly Camile Products, LLC.) in Indiana, Argonaut Technologies KK in Japan, Argonaut Technologies AG in Switzerland, Argonaut Technologies, Ltd. (formerly Jones Chromatography, Ltd.) in Cardiff, Wales, United Kingdom and Jones Chromatography, Inc. in Redwood City, California.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred cumulative net losses of $88.8 million through December 31, 2004 and expects continued losses in the near term. The Company has also incurred negative cash flows from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described further in Note 15. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Principles of Consolidation
      The consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

Reclassification
      Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no material effect on previously reported results of operations or retained earnings.

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
      The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are retranslated at the exchange rates in effect at the balance sheet date. All translation differences arising from foreign currency transactions are recorded through profit and loss. The Company recorded foreign currency translation gains (losses) of approximately $1,058,000, ($16,000) and ($39,000) for 2004, 2003, and 2002, respectively.

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
      The preparation of financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company periodically evaluates its estimates including those relating to revenue recognition, allowance for doubtful accounts, impairment of investments, inventory adjustments, warranty liabilities, restructuring charges, purchase accounting, impairment of goodwill, purchased intangible assets and long-lived assets, income taxes and stock compensation. Actual results may differ from those estimates under assumptions or conditions.

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

Restricted Cash
      In connection with the acquisition of Jones Chromatography, Ltd. (“Jones Group”), the Company deposited $10.9 million (£7,650,000) denominated in British Pounds Sterling as collateral for the notes payable issued in the same amount and recorded the deposit as restricted cash. The restricted cash served as collateral for the guarantee by Barclays Bank PLC of the notes payable principal and interest. During the second quarter of 2004, the restricted cash of approximately $12.2 million was used to repay the notes payable in full. As of December 31, 2004, the Company has deposited restricted cash of approximately $169,000 as collateral in accordance with the provisions of a sublease agreement for its Redwood City facility.

Revenue Recognition
      The Company complies with Financial Accounting Standards Board’s Emerging Issues Task Force No. 00-21 (EITF 00-21), “Revenue Arrangements with Multiple Deliverables.” In an arrangement with multiple deliverables, the delivered item(s) are considered a separate unit of accounting if the delivered item(s) has value on a standalone basis; if there is objective evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.
      There are standard products offered by Argonaut where consideration of EITF 00-21 is applicable. Generally, the multiple elements are priced and sold separately, have standalone value to the customer, as evidenced by history of sales to other customers on a standalone basis, and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility is

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reasonably assured and fees are fixed or determinable. If any of these criteria are not met, revenue recognition is deferred until all of the criteria are met.
     Product Revenue
      Revenue related to product sales with no future obligation is recognized upon shipment when the recognition criteria have been met. For those arrangements where we have obligations to provide installation services, revenue is recognized when installation is complete and all other revenue recognition criteria have been met. Sales that require customer acceptance are not recognized until acceptance has been obtained.
     Services Revenue
      Maintenance contract revenue, including revenue for extended warranties, is recognized ratably over the contractual term. Training, contract research and development and other services revenue are recognized as the services are rendered.

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
      Changes in the Company’s product warranty accrual for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Balance	Increase in	Cost of	Balance
	Beginning	Warranty	Warranty	End of
Accrued Product Warranty Year Ended:	of Period	Accrual	Repair	Period

December 31, 2003	$211	324	(336)	$199
December 31, 2004	$199	199	(142)	$256

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

Advertising Costs
      Advertising costs are accounted for as expenses in the period in which they are incurred. Advertising expense for 2004, 2003, and 2002 was approximately $450,000, $727,000 and $1.3 million, respectively.

Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We determine the adequacy of this allowance by regularly reviewing the composition of our accounts receivable aging and evaluating individual customer receivables, considering (i) our customer’s financial condition, (ii) credit history (iii) current economic conditions and (iv) other

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
known factors. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts charged to bad debts expense were approximately $87,000 in 2004, $10,000 in 2003 and $58,000 in 2002.

Inventories
      Inventories are stated at the lower of cost (on a first-in, first-out cost method) or market value. We record adjustments to the value of inventory based upon a detailed assessment at each balance sheet date which reviews, among other factors, the forecasted demand and plans to sell our inventories. The physical condition (e.g., age and quality) of the inventory is also considered in establishing its valuation, as well as product lifecycle and product development plans. Based on this analysis, we reduce the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations. During the third quarter of 2004, the Company recorded a write-off of inventory of approximately $1.1 million for discontinued and slow moving inventory.
     Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.
     Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors the carrying value of long-lived assets for potential impairment based on whether certain trigger events have occurred. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. The Company determined that there existed an indicator of impairment during the fourth quarter of 2004 with respect to its long-lived assets. The Company compared projected undiscounted future cash flows as compared to the carrying value of the assets. As a result, the Company recognized an impairment charge related to fixed assets of approximately $1.4 million and purchased intangible assets of approximately $833,000.
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

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2004 and 2003, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2004 and 2003, accounts receivable due from foreign customers as a percent of total trade receivables were 55% and 57%, respectively. The Company generally does not require collateral.
      The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts, or other hedging arrangements.
Accounting for Stock-Based Compensation
      The Company accounts for its stock-based employee compensation as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation “(“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” whereby stock-based employee compensation arrangements are accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Pro forma information regarding net loss per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options granted prior to the Company’s initial public offering in July 2000 was estimated at the date of grant using the minimum value method. The fair value of stock options granted subsequent to the initial public offering were valued using the Black-Scholes valuation model based on the actual stock closing price on the

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date of grant. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	2.21%	2.36%	3.61%
Dividend yield	—	—	—
Weighted-average expected life	3.7 years	3.6 years	4.0 years
Volatility	0.70	1.06	0.94
      The fair value of shares purchased in the Company’s Employee Stock Purchase Plan (“the Purchase Plan”) was estimated at the date of purchase using the following weighted-average assumptions:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	2.29%	1.68%	1.94%
Dividend yield	—	—	—
Weighted-average expected life	0.5 years	0.5 years	0.5 years
Volatility	0.70	0.81	0.94
      The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net loss, as reported	$(11,518)	$(8,152)	$(13,858)
Stock-based employee compensation expense included in reported net loss	5	65	222
Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,234)	(1,570)	(1,383)

Pro forma net loss	$(12,747)	$(9,657)	$(15,019)

Basic and diluted net loss per common share, as reported	$(0.56)	$(0.40)	$(0.70)

Pro forma basic and diluted net loss per common share	$(0.62)	$(0.48)	$(0.76)

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

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During all periods presented, the Company had securities outstanding that could potentially dilute basic earnings per common share in the future, but were excluded from the computation of diluted net loss per common share, as their effect would have been antidilutive. These outstanding securities consist of the following (in thousands):

	December 31,

	2004	2003	2002

Outstanding options	3,240	3,637	4,062
Outstanding warrants	—	63	81
     Income Taxes
      The Company accounts for income taxes based upon SFAS No. 109, “Accounting for Income Taxes.” Under this method, the Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company has established a full valuation allowance against its deferred tax assets.
     Recent Accounting Pronouncements
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 5, 2005. We do not expect the adoption of SFAS 151 to have a significant impact on our financial condition or results of operations.
      In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Benefits.” This statement is a revision to SFAS 123 and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows,” SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R was originally effective for fiscal periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission delayed the effective date, and as such the Company will be required to implement the provisions of SFAS 123R beginning January 1, 2006. Argonaut has not yet completed the analysis of the ultimate impact

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.
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

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

Twelve Months
Ended
December 31, 2002

(In thousands,
except per share
data)
Total net sales	$28,073
Net loss	(13,756)
Net loss per share	$(0.69)

NOTE 3 —	RESTRUCTURING CHARGES
      On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of its existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge includes termination benefits and related expenses of approximately $630,000 related to the reduction of the workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various other related charges. As of December 31, 2004, all of the 44 employees had been terminated.
      A summary of the restructuring charges is as follows (in thousands):

		2003			2004

	Accrued			Accrued			Accrued
	Restructuring at		Noncash	Restructuring at		Noncash	Restructuring at
	December 31,	Cash	Charges	December 31,	Cash	Charges	December 31,
	2002	Payments	(Recoveries)	2003	Payments	(Recoveries)	2004

Workforce reductions	$418	$(348)	$—	$70	$(65)	$(5)	$—
Abandonment of excess equipment	—	—	—	—	—	—	—
Abandonment of excess leased facilities	356	(49)	(219)	88	(88)	—	—
Other	103	(138)	35	—			—

Total	$877	$(535)	$(184)	$158	$(153)	$(5)	$—

      All cash expenditures related to workforce reduction were paid in the first half of 2004. Amounts related to the abandonment of excess leased facilities have all been paid as of December 31, 2004. At December 31, 2003 the Company revised certain estimates of outstanding restructuring obligations. As a result, a recovery of approximately $184,000 was recorded as a credit to restructuring charges.

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

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      See Note 5 regarding impairment charge recorded on intangible assets. The amortization expense relating to the purchased intangible assets for the twelve-month periods ended December 31, 2004 and 2003 was $622,000 and $850,000 respectively.
      The following represents the gross carrying amounts and accumulated amortization of amortized intangible assets after impairment (see Note 5) at December 31, 2004 and 2003:

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Completed technology	$5,533	$(2,690)	$5,540	$(2,522)
Licenses	609	(609)	1,435	(180)
Tradenames	250	(76)	250	(52)

Total	$6,392	$(3,375)	$7,225	$(2,754)

      The estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Estimated amortization expense:
For the year ending 12/31/2005	$443
For the year ending 12/31/2006	443
For the year ending 12/31/2007	443
For the year ending 12/31/2008	443
For the year ending 12/31/2009	443
Thereafter	802

Total	$3,017

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average amortization period remaining of the amortized intangible assets at December 31, 2004 is as follows (in thousands):

Years

Amortized intangible assets:
Completed technology	6.2
Tradenames	6.2

Total	6.2

      The carrying amount of indefinite lived intangible assets at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003

Unamortized intangible assets:
Assembled workforce	$1,460	$1,460
Customer base	1,220	1,220
Goodwill and indefinite lived intangible assets	6,730	6,730

Total	$9,410	$9,410

      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Balance at January 1	$9,410	$10,173
Impairment losses	—	(763)

Balance at December 31	$9,410	$9,410

NOTE 5 —	IMPAIRMENT OF LONG-LIVED ASSETS
      In the fourth quarter of 2004, the Company was preparing to enter into an agreement to sell substantially all of the assets of the company to Biotage AB. This became an indicator that there would be an impairment to our remaining long-lived assets.
      Impairment charges of long-lived assets have been recognized in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the year ended December 31, 2004, the Company recognized asset impairment charges of approximately $2.2 million, of which $1.4 million relates to fixed assets and $833,000 relates to intangible assets with finite lives. These impairments were measured after comparing the carrying value of such long-lived assets to the undiscounted cash flows from the related reporting unit, as defined by SFAS 142. This comparison indicated impairment, at which point Argonaut estimated the fair value of these assets using a discount cash flow methodology. The carrying value of these assets exceeded this estimated fair value by $2.2 million.

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6 — INVESTMENTS
      Investments consist of the following (in thousands):
      At December 31, 2004 the maturity of investments was between three and twelve months. At December 31, 2003, the maturity of investments was between one and twenty months.

	Fair Value at
	December 31,

	2004	2003

Money market funds	$1,796	$2,807
U.S. government obligations	—	3,850
Corporate bonds	2,533	5,432

	$4,329	$12,089

Reported as:
Cash equivalents	$1,793	$2,807
Short term investments	1,837	3,850
Long term investments	699	5,432

	$4,329	$12,089

      There were no material gross realized gains or losses from sales of securities in the periods presented. Unrealized losses were $20,000 and $7,000 at December 31, 2004 and 2003, respectively.
NOTE 7 — INVENTORIES
      Inventories consist of the following (in thousands):

	December 31,	December 31,
	2004	2003

Raw materials	$3,836	$5,063
Work in process	1,416	429
Finished goods	1,363	1,454

	$6,615	$6,946

NOTE 8 —	PROPERTY AND EQUIPMENT, NET
      Property and equipment, net consists of the following (in thousands):

	December 31,

	2004	2003

Laboratory and office equipment	$7,227	$6,994
Property	2,816	2,095
Leasehold improvements	27	1,217

	10,070	10,306
Less accumulated depreciation and amortization	(5,839)	(5,852)

Property and equipment, net	$4,231	$4,454

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Equipment leased under capital leases is included in laboratory and office equipment. At December 31, 2004 and 2003, equipment under capital leases was approximately $118,000 and $38,000 with accumulated amortization of approximately $14,000 and $6,000, respectively.
      During the fourth quarter of 2004 as part of its impairment analysis of long-lived assets, the Company wrote off approximately $1.4 million of property and equipment, net. (See Note 5).

NOTE 9 —	COMMITMENTS

Operating and capital leases:
      The Company leases its primary office and research facilities in Redwood City, California, an office facility in Indianapolis, Indiana, and office facilities in Midland, Michigan and Tokyo, Japan under operating leases. The Company finances certain laboratory and office equipment under capital leases. Future minimum annual lease payments under all non-cancelable leases are as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2005	$26	$289
2006	26	296
2007	23	293
2008	8	303
2009	—	306
Beyond	—	454

Total	$83	$1,941

Less amount representing interest	(6)

Present value of future lease payments	77
Less current portion	(24)

Noncurrent obligations under capital leases	$53

Royalties:
      The Company has minimum royalty commitments pursuant to a software development and license agreement. The minimum royalties under this agreement are as follows (in thousands):

Minimum
Year Ending December 31,	Royalties

2005	$100
2006	25
2007	25
2008	25

Total	$175

     Rent expense:
      Rent expense under operating leases was approximately $1.0 million, $1.1 million, and $1.1 million, in 2004, 2003, and 2002, respectively.

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
      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004.
NOTE 10 — DEBT
      In connection with the acquisition of Jones Group, the Company issued notes payable of approximately $10.9 million. The notes payable were denominated in British Pound Sterling in the amount of £7,650,000 ($12.2 million as of December 31, 2003) and interest was payable to the note holders at an initial rate of 3.9% per annum for the first twelve month period (ending February 20, 2003), and subsequently at the rate equal to the published base rate of Barclays Bank PLC on the date immediately preceding each quarterly interest period, less any fees and costs. The Company deposited cash in the amount of £7,650,000 ($10.9 million at origination) with Barclays Bank PLC as collateral for the principal and interest on the notes payable. The cash amounts held as collateral were represented as restricted cash in the Company’s balance sheet at December 31, 2003 and were invested in money market instruments to yield rates approximate to the interest rates due on the notes payable. The notes were paid in full during the second quarter of 2004.
NOTE 11 — STOCKHOLDERS’ EQUITY

Convertible Preferred Stock
      Pursuant to our charter, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote of action by our stockholders. At December 31, 2004 and 2003, there were no shares issued and outstanding.

Common Stock
      In February 2002, the Company issued 572,152 shares of unregistered common stock in connection with the acquisition of Jones Group.
      In March 2001, the Company issued 666,667 shares of unregistered common stock in connection with the acquisition of ATSI.

Common Stock Repurchase Program
      On August 8, 2002, the Company announced the approval by its Board of Directors of a stock repurchase program pursuant to which shares of its outstanding common stock having an aggregate value of up to $500,000 may be repurchased through open market transactions at prices deemed appropriate by the Company. The duration of the stock repurchase program is open-ended. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations,

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and will be funded from available working capital. At December 31, 2004, the Company had repurchased 100,000 shares of outstanding common stock at an average price of $1.28 per share.

Warrants
      In 1997, the Company issued a series of warrants to purchase 30,799 shares of common stock at an exercise price of $6.82 per share in connection with the execution of a capital lease line and a loan and security agreement. These warrants expired at various dates through December 2004.
      In 1998, the Company issued two warrants to purchase a total of 32,266 shares of common stock at an exercise price of $6.82 per share in connection with two loan agreements entered into in July 1998. The warrants have expired.
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

			Weighted
	Shares		Average
	Available	Number of	Exercise
	For Grant	Options	Price

Balance at December 31, 2001	1,726,832	2,810,746	4.52
Additional shares authorized	964,084	—	—
Options granted	(2,479,896)	2,479,896	1.71
Options exercised	—	(92,769)	0.84
Options canceled	1,135,741	(1,135,741)	4.95

Balance at December 31, 2002	1,346,761	4,062,132	2.75
Additional shares authorized	—	—	—
Options granted	(570,720)	570,720	0.96
Options exercised	—	(249,697)	0.62
Options canceled	746,169	(746,169)	2.78

Balance at December 31, 2003	1,510,803	3,636,986	2.62
Additional shares authorized	—	—
Options granted	(666,820)	666,820	1.38
Options exercised	—	(231,715)	0.80
Options canceled	831,938	(831,938)	2.91

Balance at December 31, 2004	1,675,921	3,240,153	2.42

      All options and shares were granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant. As of December 31, 2004, information about options outstanding and options exercisable was as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Options	Life (Years)	Price	Options	Price

$0.06 - $ 0.85	706,924	7.26	$0.71	558,452	$0.68
$0.86 - $ 2.33	1,374,210	8.08	$1.49	782,911	$1.50
$2.49 - $ 4.74	697,090	7.02	$3.04	555,713	$3.08
$5.68 - $20.13	461,929	6.07	$6.82	438,699	$6.86

	3,240,153	7.39	$2.42	2,335,775	$2.69

      There were 2,335,775 and 2,136,608 options exercisable as of December 31, 2004 and 2003, respectively.
      The weighted-average fair value of the stock options granted were $1.38, $0.96 and $1.71 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Deferred stock compensation is the difference between the exercise price of the options and the deemed fair value of the common stock at the date of grant. Prior to the Company’s initial public offering, the fair value was determined based on the business factors underlying the value of the Company’s common stock on the date of grant viewed in light of our initial public offering and the anticipated initial public offering price per

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share. Subsequently, fair value was determined based on the share price of the Company’s stock at the date of grant. The deferred stock compensation was recorded as a component of stockholders’ equity and is being amortized over the vesting periods of the options, generally four years, using the graded vesting method. The Company recorded deferred stock compensation of approximately $2.8 million in the year ended December 31, 2000 and approximately $3.8 million in the year ended December 31, 1999 in connection with the grant of stock options to employees. The Company has recorded amortization of deferred stock compensation of $5,000, $65,000 and $222,000 in the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the Company had a total of $4,000 to be amortized over the remaining vesting period of the options.
      The Company has granted options to consultants in exchange for services. There were no shares granted in 2004, 30,850 shares granted in 2003, and 62,000 shares granted in 2002. The Company recorded compensation expense related to these options of $0, $46,000, and $49,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In accordance with SFAS 123 and EITF 96-18, options granted to consultants are periodically revalued until exercised, cancelled or forfeited.

2000 Employee Stock Purchase Plan
      The Company has a 2000 Employee Stock Purchase Plan (the “Purchase Plan”) with a total of 534,461 shares available for issuance. Under the terms of the Purchase Plan, the number of shares reserved shall increase annually on the first day of the Company’s fiscal year beginning in 2001 by the lesser of (i) 440,000 shares, (ii) 2% of the outstanding shares on such date or (iii) a lesser amount determined by the board. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock on the first day of the offering or 85% of the fair market value of the Company’s common stock on the purchase date. The initial offering period commenced on November 1, 2000. During 2004, 66,469 shares were issued under the stock purchase plan.

Reserved Shares
      As of December 31, 2004, the Company has reserved shares of common stock for future issuance as follows:

Incentive stock plans	3,240,153
Employee Stock Purchase Plan	549,140

3,789,293

NOTE 12 —	401(k) RETIREMENT SAVINGS PLAN
      The Company maintains a 401(k) retirement savings plan for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 20% of annual compensation to the Plan. The Company, at its discretion, may make contributions to the Plan. The Company’s expenses related to the Plan have been immaterial. During 2002, in conjunction with the acquisition of the Jones Group, the Company merged the 401(k) plan of the Jones Group U.S. subsidiary, Jones Chromatography U.S.A., Inc., into the Company plan. Plan costs recognized as expenses were approximately $10,000, $5,000 and $10,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 13 —	INCOME TAXES
      The Company has a current provision (benefit) for foreign income taxes of ($106,000), $783,000 and $217,000 for the years ended December 31, 2004, 2003 and 2002, respectively related to its UK, Switzerland

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Japan operations. The Company also has current provision (benefit) for the U.S. income taxes of $(44,000), $0 and $0 for years ended December 31, 2004, 2003 and 2002, respectively. Foreign income (loss) from continuing operations before income taxes was approximately ($1.0 million), $1.9 million and $301,000 in the years ended December 31, 2004, 2003 and 2002, respectively.
      As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $65.8 million, which will expire beginning in the year 2010 and federal research and development tax credits of approximately $1.3 million, which begin to expire in the year 2010. The Company also has California net operating loss carryforwards of approximately $15.9 million, which expire beginning in the year 2005; other state net operating losses of $3.0 million; state research and development tax credits of $0.9 million, which have no expiration date; and California Manufacturers’ Investment Credit of approximately $30,000, which begin to expire in the year 2006.
      Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.
      Income tax expense (benefit) related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

U.S. federal taxes (benefit)	2004	2003	2002

At statutory rate	$(3,967)	$(2,505)	$(4,638)
Foreign taxes	(106)	783	217
Net operating losses not benefited	3,476	1,706	4,388
Impairment and non-deductible amortization	447	799	250

Total	$(150)	$783	$217

      Deferred income taxes reflect the net tax effects of net operating losses and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$23,655	$21,022
Tax and research credits	2,929	2,780
Capitalized research and development	1,126	860
Other	1,600	1,030

Total deferred tax assets	29,310	25,692

Deferred tax liabilities:
Unremitted foreign earnings	(871)	(971)
UK deferred tax liabilities	(313)	(455)

Total deferred tax liabilities	(1,184)	(1,426)

Valuation allowance	(28,439)	(24,721)

Net deferred tax liabilities:	$(313)	$(455)

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3.7 million, $2.1 million and $5.3 million during 2004, 2003 and 2002, respectively.
      The Company is currently subject to an ongoing tax examination and assessment with the UK Inland Revenue for the year 2002. Since the examination is at its early stage, any incremental tax expense based upon the probable outcome is not possible to estimate at this time. However, an unfavorable resolution could materially affect our future results of operations or cash flows in a particular period.

NOTE 14 —	MARKET SALES, EXPORT SALES, AND SIGNIFICANT CUSTOMERS
      The Company has determined that it operates in only one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as it only reports profit and loss information on an aggregate basis to its chief operating decision maker.
      The Company had net sales by market as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Instruments	$8,133	$10,148	$11,888
Consumables	10,541	11,653	11,106
Services	1,530	2,668	3,323

	$20,204	$24,469	$26,317

      The Company had net sales by geographical region as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

US	$8,046	$11,235	$14,169
Europe	9,974	11,438	10,282
Far East (principally Japan)	2,184	1,796	1,866

	$20,204	$24,469	$26,317

      No single customer accounted for more than 10% of total net sales during 2004, 2003 and 2002. Net sales are attributed to countries based on the location of the customer. During 2003, sales to customers in the United Kingdom accounted for approximately 26% of net sales.
      The Company’s long-lived assets after reduction for impairment were segmented by geography as follows (in thousands):

	December 31,

	2004	2003	2002

US	$13,218	$20,489	$5,080
Europe	4,432	3,378	16,371
Far East	50	70	68

	$17,700	$23,937	$21,519

ARGONAUT TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	SUBSEQUENT EVENT
      On March 24, 2005 the Company filed a proxy statement asking stockholders of Argonaut Technologies, Inc. at a special meeting to approve a sale of the assets of Argonaut’s chemistry consumables business and certain assets related to the process chemistry business, which constitutes substantially all of Argonaut’s assets, to Biotage AB (“Biotage”). If the asset sale is completed, Argonaut will be paid $21.2 million in cash by Biotage, plus the assumption of specified liabilities by Biotage. The purchase price will be decreased to the extent that the value of the working capital of our chemistry consumables business at the closing of the asset sale is less than $7,080,000, and will be increased to the extent that the value of the working capital of our chemistry consumables business is greater than $7,080,000. At the closing of the asset sale, $2,000,000 of the cash purchase price will be put into an escrow account to secure our indemnification obligations under the purchase agreement.
      We anticipate the transaction will close shortly after the special meeting. After the closing of the asset sale to Biotage, we currently intend to wind up our affairs and continue to explore alternatives for the use and disposition of our remaining assets. We currently intend to make an initial distribution to our stockholders of a portion of the net proceeds of the asset sale to Biotage after the closing of the asset sale.
      If the asset sale to Biotage is not approved we will review all options for continuing operations, including reducing expenses through the termination of employees and the discontinuation of our process chemistry business, and we will potentially seek to sell our stock or all or any part of our assets to the highest bidder, if any. We may be required to pay to Biotage a termination fee of $950,000 if the purchase agreement is terminated under certain circumstances. In addition, under the terms of the purchase agreement, we would be obligated to reimburse Biotage for its expenses incurred in connection with the transaction in an amount up to $550,000.

NOTE 16 —	UNAUDITED QUARTERLY DATA

	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
	2004	2004	2004	2004	2003	2003	2003	2003

	(In thousands, except per share data)
Net sales	$5,443	$4,796	$5,285	$4,680	$6,166	$5,166	$6,884	$6,253
Gross profit	2,251	792	2,279	1,567	2,837	2,608	3,012	2,756
Loss from operations	(4,009)	(3,536)	(2,015)	(2,745)	(745)	(3,104)	(1,994)	(2,538)
Net loss	(3,478)	(3,469)	(2,045)	(2,526)	(650)	(3,065)	(1,906)	(2,531)
Net loss per share, basic & diluted	$(0.17)	$(0.17)	$(0.10)	$(0.12)	$(0.03)	$(0.15)	$(0.09)	$(0.13)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), are responsible for evaluating and attesting as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15 under the Securities Exchange Act of 1934. In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Ernst & Young LLP, reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) in our internal controls. Based on that evaluation, our management, including the CEO and CFO, concluded that as of December 31, 2004, our disclosure controls were not effective to ensure that that information about us required to be disclosed by us were recorded, processed, summarized and reported as required by applicable Securities and Exchange Commission rules and forms.
      The material weakness identified related to: (1) the failure to retain supporting documentation in our records relating to certain items, (2) a lack of sufficient accuracy in certain of our records and accounting entries, (3) the failure to timely reconcile certain accounts and (4) the failure to timely record certain expenses incurred in 2004.
      Management believes that many of the items cited in connection with the material weakness determination were due to employee turnover in our finance department and the focus of our remaining resources on the pending sale of substantially all of our assets to Biotage AB. In response to the material weakness, we began instituting a number of corrective actions to insure that the financial information and other disclosures included in future reports are complete and accurate in all material respects. Those actions included increasing internal review time in our finance department as well as utilizing additional third-party accounting experts and temporary staffing, when needed.
      Changes in Internal Control Over Financial Reporting. In addition to the actions identified above, we will continue to evaluate the corrective actions addressing the material weakness that was identified and will take all necessary action to correct the deficiencies identified. The Audit Committee of our Board of Directors is performing oversight of our implementation of enhancements and improvements to our internal controls, and our management is reporting to our Audit Committee on a regular basis regarding these matters.
      Other than the changes noted above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are likely to materially effect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 annual meeting of stockholders.

Code of Ethics
      We have adopted a Code of Ethics that applies to all of our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our website. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2004.

Item 11.	Executive Compensation.
      The information required by this Item 11 is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item 12 is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item 13 is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by this item 14 is incorporated by reference from our Proxy Statement to be filed in connection with our 2005 annual meeting of stockholders.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

The following financial statements are filed as part of this report under Item 8. “Financial Statements and Supplementary Data.”
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the three fiscal years in the period ended December 31, 2004.
      The following financial statement schedule of Argonaut Technologies, Inc. for each of the past three years in the period ended December 31, 2004 should be read in conjunction with the Consolidated Financial Statements of Argonaut Technologies, Inc.
Schedule II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts (in thousands)

	Balance at	Additions		Balance at
	Beginning	Charged to Costs	Deductions	End of
	of Period	and Expenses	Writeoffs	Period

Year Ended December 31, 2002	$154	58	102	$110
Year Ended December 31, 2003	$110	10	18	$102
Year Ended December 31, 2004	$102	87	68	$121
      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

(3) Exhibits:

Number	Description of Document

2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(h)	Amended and Restated Bylaws of Registrant.
3.3(h)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.
4.6(h)	Preferred Stock Rights Agreement, dated as of May 24, 2004.
10.19(i)	Agreement between the Registrant and Howard Goldstein dated April 16, 2004.
10.20(i)	Lease Agreement between the Registrant and Metropolitan Life Insurance Company dated April 2, 2004.
10.21	Amended and Restated Change of Control Severance Agreement dated August 3, 2004 between David Foster and Argonaut Technologies, Inc.
10.22	Amended and Restated Change of Control Severance Agreement dated August 3, 2004 between Lissa Goldenstein and Argonaut Technologies, Inc.
10.23	Amended and Restated Change of Control Severance Agreement dated August 3, 2004 between Jeffrey Labadie and Argonaut Technologies, Inc.
10.24	Amended and Restated Change of Control Severance Agreement dated August 3, 2004 between Gordon Tredger and Argonaut Technologies, Inc.

Number	Description of Document

10.25	Change of Control Severance Agreement dated September 1, 2004 between Steve Nelson and Argonaut Technologies, Inc.
10.26(l)	Amendment to Change of Control Severance Agreement dated March 17, 2005 between David Foster and Argonaut Technologies, Inc.
10.27(l)	Amendment to Change of Control Severance Agreement dated March 17, 2005 between Jeffrey Labadie and Argonaut Technologies, Inc.
10.28(l)	Amendment to Change of Control Severance Agreement dated March 17, 2005 between Gordon Tredger and Argonaut Technologies, Inc.
10.29(j)	Asset Purchase Agreement by and between Argonaut Technologies, Inc. and Biotage AB, dated as of February 21, 2005.
10.30(k)	Amended and Restated Stock and Asset Purchase Agreement by and between Argonaut Technologies, Inc. and Biotage AB, dated as of March 17, 2005.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

(e)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

(f)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(g)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.

(h)	Incorporated by reference from our Form 8-K/ A filed with the Securities and Exchange Commission on July 2, 2004.

(i)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on May 13, 2004.

(j)	Incorporated by reference from our Form 8-K/ A filed with the Securities and Exchange Commission on February 24, 2005.

(k)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 21, 2005.

(l)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGONAUT TECHNOLOGIES, INC.

By:	/s/ LISSA A. GOLDENSTEIN

Lissa A. Goldenstein
President and Chief Executive Officer
Dated: April 15, 2005
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

Signature	Title	Date

/s/ LISSA A. GOLDENSTEIN Lissa A. Goldenstein	Chief Executive Officer, Director (Principal Executive Officer)	April 15, 2005

/s/ DAVID J. FOSTER David J. Foster	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2005

/s/ BROOK H. BYERS Brook H. Byers	Director	April 15, 2005

/s/ DAVID G. LUDVIGSON David G. Ludvigson	Director	April 15, 2005

/s/ PETER MACINTYRE Peter Macintyre	Director	April 15, 2005

/s/ BRIAN METCALF Brian Metcalf, Ph.D.	Director	April 15, 2005

ARGONAUT TECHNOLOGIES, INC.
FORM 10-K
Annual Period Ended December 31, 2004
EXHIBIT INDEX

Number	Description of Document

2.1(c)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.
2.2(d)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(h)	Amended and Restated Bylaws of Registrant.
3.3(h)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.3(c)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.
4.4(d)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.
4.5(d)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.
4.6(h)	Preferred Stock Rights Agreement, dated as of May 24, 2004.
10.19(i)	Agreement between the Registrant and Howard Goldstein dated April 16, 2004.
10.20(i)	Lease Agreement between the Registrant and Metropolitan Life Insurance Company dated April 2, 2004.
10.21	Amended and Restated Change of Control Severance Agreement dated August 3, 2004 between David Foster and Argonaut Technologies, Inc.
10.22	Amended and Restated Change of Control Severance Agreement dated August 3, 2004 between Lissa Goldenstein and Argonaut Technologies, Inc.
10.23	Amended and Restated Change of Control Severance Agreement dated August 3, 2004 between Jeffrey Labadie and Argonaut Technologies, Inc.
10.24	Amended and Restated Change of Control Severance Agreement dated August 3, 2004 between Gordon Tredger and Argonaut Technologies, Inc.
10.25	Change of Control Severance Agreement dated September 1, 2004 between Steve Nelson and Argonaut Technologies, Inc.
10.26(l)	Amendment to Change of Control Severance Agreement dated March 17, 2005 between David Foster and Argonaut Technologies, Inc.
10.27(l)	Amendment to Change of Control Severance Agreement dated March 17, 2005 between Jeffrey Labadie and Argonaut Technologies, Inc.
10.28(l)	Amendment to Change of Control Severance Agreement dated March 17, 2005 between Gordon Tredger and Argonaut Technologies, Inc.
10.29(j)	Asset Purchase Agreement by and between Argonaut Technologies, Inc. and Biotage AB, dated as of February 21, 2005.
10.30(k)	Amended and Restated Stock and Asset Purchase Agreement by and between Argonaut Technologies, Inc. and Biotage AB, dated as of March 17, 2005.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

Number	Description of Document

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.
(b)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.
(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.
(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.
(e)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on September 30, 2002. Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.
(f)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.
(g)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.
(h)	Incorporated by reference from our Form 8-K/ A filed with the Securities and Exchange Commission on July 2, 2004.
(i)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission on May 13, 2004.
(j)	Incorporated by reference from our Form 8-K/ A filed with the Securities and Exchange Commission on February 24, 2005.
(k)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 21, 2005.
(l)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 22, 2005.