Form 10-Q
period 2005-03-31
ARGONAUT TECHNOLOGIES INC
filed 2005-05-12
CIK 1112880

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☐ No ☑

There were 20,773,762 shares of the registrant’s common stock outstanding on April 30, 2005.

Argonaut Technologies, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARGONAUT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,106	$8,321
Short-term investments	2,508	1,837
Accounts receivable, net	3,926	4,353
Inventories	5,992	6,615
Prepaid expenses & other current assets	690	532
Notes receivable	46	47

Total current assets	20,268	21,705

Restricted cash	169	169
Property and equipment, net	3,852	4,231
Goodwill	9,410	9,410
Other intangible assets, net	2,906	3,017
Long-term investments	—	699
Other assets	197	174

	$36,802	$39,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,359	$1,100
Accrued compensation	548	534
Other accrued liabilities	1,324	1,136
Deferred revenue	284	618
Current portion of deferred rent	62	82
Current portion of notes payable and capital lease obligations	17	24

Total current liabilities	3,594	3,494
Capital lease obligations	53	53
Long term portion of deferred rent	470	470

Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	121,825	121,822
Deferred stock compensation	(4)	(4)
Accumulated other comprehensive income (loss)	1,908	2,330
Accumulated deficit	(91,046)	(88,762)

Total stockholders’ equity	32,685	35,388

	$36,802	$39,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales:
Products	$4,577	$4,241
Services	266	439

Total net sales	4,843	4,680

Costs and Expenses:
Costs of products	2,701	3,089
Costs of services	60	224
Research and development	965	945
Selling, general and administrative	3,412	3,046
Amortization of purchased intangibles	111	121

Total costs and expenses	7,249	7,425

Loss from operations	(2,406)	(2,745)

Other income (expenses):
Interest and other income	137	329
Interest and other expense	(78)	(137)

Net loss before provision for income taxes	(2,347)	(2,553)

Income taxes benefit	63	27

Net loss	$(2,284)	$(2,526)

Net loss per common share, basic and diluted	$(0.11)	$(0.12)

Weighted-average shares used in computing net loss per common share, basic and diluted	20,630	20,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,284)	$(2,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	293
Amortization of other purchased intangibles	111	155
Disposal of fixed assets	129	106
Change in cumulative translation adjustment	48	(11)
Changes in assets and liabilities:
Accounts and notes receivable	427	1,645
Inventories	623	(487)
Prepaid expenses and other current assets	(180)	(71)
Accounts payable	259	(214)
Accrued compensation	14	(171)
Other accrued liabilities	188	(308)
Deferred rent	(20)	—
Deferred revenue	(334)	(242)

Net cash used in operating activities	(809)	(1,831)

Cash flows from investing activities:
Capital expenditures	(8)	(61)
Purchase of short-term investments	(671)	—
Proceeds from the sales of short-term investments	—	771
Proceeds from the maturities of short-term investments	—	3,007
Purchase of long-term investments	—	(840)
Proceeds from long-term investments	699	—
Restricted cash	—	(154)

Net cash provided by investing activities	20	2,723

Cash flows from financing activities:
Principal payments on capital lease obligations	(7)	—
Repurchase of common stock	—	(81)
Net proceeds from issuances of common stock	3	47

Net cash used in financing activities	(4)	(34)

Effect of exchange rate changes on cash	(422)	210
Net increase (decrease) in cash and cash equivalents	(1,215)	1,068
Cash and cash equivalents at beginning of period	8,321	9,620

Cash and cash equivalents at end of period	$7,106	$10,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARGONAUT TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals and adjustments, which Argonaut Technologies, Inc. (“Argonaut” or “the Company”) considers necessary to present fairly the financial information included herein. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2005, or any other future period.

Product Warranty

The Company generally warrants its equipment for a period of one year and provides a reserve for estimated warranty costs concurrent with the recognition of revenue. The Company also sells warranty extensions and the related revenue is recognized ratably over the term of the extension. Warranty costs incurred during the extension period are expensed as incurred.

Changes in the Company’s product warranty accrual for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

		Increase
	Balance	(Decrease) in	Cost of	Balance
Accrued Product Warranty	Beginning of	Warranty	Warranty	End of
Three Months Ended:	Period	Accrual	Repair	Period
March 31, 2005	$250	$53	$(57)	$246
March 31, 2004	$199	51	(17)	233

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

     In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Benefits"(“SFAS 123R”). This statement is a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R will require us to measure the cost of our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R was originally effective for fiscal periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission delayed the effective date, and as such the Company will be required to implement the provisions of SFAS 123R beginning January 1, 2006. The Company is still considering the total impact of SFAS 123R implementation on the financial statement.

NOTE 2 — STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation as permitted by SFAS 123, as amended by Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” whereby stock-based employee compensation arrangements are accounted for under the intrinsic value method prescribed by APB 25. Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. Pro forma information regarding net loss per share is required by SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options granted prior to the Company’s initial public offering in July 2000 was estimated at the date of grant using the minimum value method. The fair value of stock options granted subsequent to the initial public offering were valued using the Black-Scholes valuation model based on the actual stock closing price on the date of grant. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.54%	1.58%
Dividend yield	—	—
Weighted-average expected life	3.2	3.6
Volatility	0.65	0.81

The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(2,284)	$(2,526)
Stock-based employee compensation expense included in reported net loss		3
Total stock-based employee compensation expense determined under fair value based methods for all awards	(232)	(350)

Pro forma net loss	$(2,516)	$(2,873)

Basic and diluted net loss per common share, as reported	$(0.11)	$(0.12)

Pro forma basic and diluted net loss per common share	$(0.12)	$(0.14)

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

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$3,418	$3,836
Work in process	1,129	1,416
Finished goods	1,445	1,363

	$5,992	$6,615

NOTE 4 — NET LOSS PER SHARE

Net loss per share has been computed according to Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires disclosure of basic and diluted earnings per share. Basic and diluted net loss per share was computed using the weighted-average number of common shares outstanding during the period. Due to the net loss position of the Company, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Options to purchase 3,245,552 and 3,749,995 shares of common stock were outstanding at March 31, 2005 and March 31, 2004, respectively.

NOTE 5 — COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other items of comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on the Company’s short-term investments and foreign currency translation adjustments.

For the three-month periods ended March 31, 2005 and 2004, comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(2,284)	$(2,526)

Unrealized gain (loss)	(5)	28
Cumulative translation adjustment	(417)	210

Comprehensive loss	$(2,706)	$(2,288)

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

See Note 7 regarding impairment charges recorded on intangible assets. The amortization expense relating to purchased intangible assets for the three months ended March 31, 2005 and 2004 was $111,000 and $121,000 respectively.The following represents the gross carrying amounts and accumulated amortization of amortized purchased intangible assets at March 31, 2005.

	As of March 31, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Completed technology	$5,533	$(2,795)
Licenses	609	(609)
Tradenames	250	(82)

Total	$6,392	$(3,486)

NOTE 7 — IMPAIRMENT OF LONG-LIVED ASSETS

In the fourth quarter of 2004, the Company was preparing to enter into an agreement to sell substantially all of the assets of the Company to Biotage AB. This became the indicator that there would be an impairment to our remaining long-lived assets.

Impairment charges of long-lived assets have been recognized in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For the year ended December 31, 2004, the Company recognized asset impairment charges of approximately $2.2 million, of which $1.4 million relate to fixed assets and $833,000 relate to purchased intangible assets with finite lives. These impairments were measured after comparing the carrying value of such long-lived assets to the discounted cash flows from the related reporting unit, as defined by SFAS 142. This comparison indicated impairment, at which point the Company estimated the fair value of these assets using a discount cash flow methodology. The carrying value of these assets exceeded this estimated fair value by $2.2 million.

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

Overview

We develop innovative products designed to help pharmaceutical and other chemists engaged in the discovery and development of new chemical entities increase their productivity and reduce their operating costs without compromising the scientific integrity of their research. Our products are designed to enable chemists to increase their productivity, reduce their operating costs through automation and process simplification, and cost effectively explore the increasing number of drug targets available for drug development. We derive revenues primarily from the sale of our chemistry consumable products, instrumentation products and services. We also derive revenues from the sale of reagents, and other instrument-related consumables and consumables products of Jones Chromatography Limited, which we acquired on February 20, 2002. Our expenses have consisted primarily of costs incurred in research and development, manufacturing and general and administrative costs associated with our operations, and our sales and marketing organization.

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

Since our inception, we have incurred significant losses and, as of March 31, 2005, we had an accumulated deficit of $91.0 million.

Recent Developments

Proposed Asset Sale

On March 24, 2005 the Company filed a proxy statement asking stockholders of Argonaut Technologies, Inc. to approve the sale of the assets of Argonaut’s chemistry consumables business and certain assets related to the process research development business at a special meeting. On May 3, 2005, the Company mailed a definitive proxy to stockholders for a special meeting to be held on June 1, 2005, regarding the proposed asset sale. As the proposed asset sale has not yet been approved or closed, unless otherwise indicated, any forward-looking information disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations assumes the continued operation of our current business.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies that are included/described in our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 21, 2005.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2005

Net sales

Net sales in the three-month period ended March 31, 2005 were $4.8 million compared to $4.7 million for the same period in 2004, an increase of 3%. The increase in net sales is primarily due to an increase of 12% in sales of our core product lines offset by lower revenues from discontinued product lines and no revenues from our contract research and development (“R&D”) project. For the first quarter of 2005, instrument sales comprised approximately 32% of net sales, chemistry consumables sales comprised approximately 58% of net sales, and service, integration services and contract R&D together comprised approximately 10% of net sales. Instrument sales were $1.6 million in the first quarter of 2005 versus $1.4 million for the same period in 2004, primarily due to an increase in sales of our core product lines offset by lower revenues from the discontinuation of certain product lines. Chemistry consumables sales were $2.8 million in the first quarter of 2005 versus $2.7 million in the same period of 2004, an increase of 4%. Services and integration sales were $266,000 in the first quarter of 2005 versus $551,000 in the same period of 2004, a decrease of about 52%. The decline is primarily due to no contract R&D revenues in 2005.

Cost of sales

Gross margin as a percent of sales was 43% for the first quarter of 2005 compared to 29.2% for the first quarter of 2004. Higher margin performance in 2005 was due to higher revenues of products that yielded higher margins. The margin in first quarter of 2004 was impacted negatively by the costs incurred by the Company of approximately $211,000 due to the transfer of the manufacturing of our flash chromatography instruments from Cardiff, Wales to Foster City, California and the transfer of a chemistry resins manufacturing from Foster City to Cardiff.

Research and development expenses

Research and development expenses, which were $0.9 million for the three-month period ended March 31, 2005 remained about the same compared to the same period in 2004. These expenses include salaries and related costs of research and development personnel, fees paid to consultants and outside service providers, the costs of facilities and related expenses, non-recurring engineering charges and prototype costs related to the design, development testing, pre-manufacturing and significant improvement of our products.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $3.4 million in the three-month period ended March 31, 2005 from $3.0 million for the same period in 2004, an increase of 12%. These expenses consist primarily of salaries and related costs for executive, sales and marketing, finance and other administrative personnel, the cost of facilities and related spending, and the costs associated with promotional and other marketing expenses. The increase was primarily attributable to transaction related costs of $725,000 in connection with the proposed sale of the assets of Argonaut’s chemistry consumables business and certain assets related to the process research development business to Biotage AB. Without these transaction related costs, expenses would have been $2.7 million or 10% lower compared to the same period in 2004.

Restructuring charges

On August 8, 2002, the Company announced its intention to execute a restructuring program focused on improving productivity, reducing operational expenses in remote offices, and implementing a workforce reduction of approximately 20% of existing worldwide employees. As a result, the Company recognized a charge of $1.8 million in the third quarter ended September 30, 2002. The charge included termination benefits and related expenses of approximately $630,000 related to the reduction of our workforce by 44 employees, expenses of approximately $683,000 related to the abandonment of excess equipment, expenses of approximately $356,000 for the abandonment of excess leased facilities, and expenses of approximately $133,000 for various related charges. As of March 31, 2004, 40 of the 44 employees had been terminated. The remaining accrued restructuring liability was $158,000 at March 31, 2004. For the quarterly period ended March 31, 2004, there were $33,000 of cash payments related to the restructuring program. As of December 31, 2004, all amounts related to workforce reduction and other related charges and abandonment of excess leased facilities had been paid.

Amortization of purchased intangible assets

For the quarter ended March 31, 2005, as part of operating expenses, the Company recorded amortization of purchased intangibles of $111,000 compared to $121,000 in the same period in 2004. The decrease in amortization expense is due to the lower carrying value of the purchased intangible assets.

Interest and other income (expense), net

Interest and other income decreased to $137,000 for the three-month period ended March 31, 2005 as compared to $329,000 for the same period in 2004, primarily due to lower interest income from short-term investments. Interest and other expense was $78,000 for the first quarter of 2005 compared to $137,000 in the same period in 2004 primarily due to lower interest expense. The notes payable for the Jones Group acquisition was paid in full in 2004.

Provision for income taxes

The Company recorded a benefit for income taxes of approximately $63,000 in the UK subsidiary for the three-month period ended March 31, 2005 as compared to a benefit for income taxes of approximately $27,000 in the UK subsidiary for the same period in 2004. The benefit in 2005 is largely due to the recognition of R & D tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had cash, cash equivalents, investments and restricted cash of $9.8 million compared to $11.0 million at December 31, 2004. The decrease was primarily due to the use of $800,000 in general operating activities and $8,000 used for capital expenditures.

At March 31, 2005, restricted cash of $169,000 represents deposits against operating leases.

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

The Company expects to have negative cash flows from operations through at least the fourth quarter of 2005. On March 24, 2005 the Company filed a proxy statement asking stockholders of Argonaut Technologies, Inc. at a special meeting to approve a sale of the assets of Argonaut’s chemistry consumables business and certain assets related to the process chemistry business. If the asset sale is completed, Argonaut will be paid $21.2 million in cash by Biotage AB, plus the assumption of specified liabilities by Biotage AB. If the proposed sale to Biotage AB is completed as anticipated, the Company intends to make an initial distribution of a portion of the net proceeds following the close of the asset sale, the exact amount or timing of which has not been determined but is expected to be approximately $0.70 per share. The Company currently intends to make the initial distribution to its stockholders within 45 days after the closing of the asset sale. If the proposed asset sale to Biotage AB is not completed as anticipated, the Company may also use cash resources and/or raise additional funds to fund future strategic alternatives the Company may elect to pursue.

At March 31, 2005, there have not been any substantial changes to the Company’s contractual cash obligations from those reported at December 31, 2004.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We may sell substantially all of our assets and wind up our business.

We have signed a definitive agreement with Biotage AB to purchase our chemistry consumables business and certain assets related to the process research development business, which represents substantially all of our assets. If our stockholders approve the sale and we sell the business, we may wind up our affairs and continue to explore alternatives for the use of our remaining assets, including a plan of liquidation and dissolution.

We have a history of operating losses and we may never achieve or sustain profitability and may be required to raise additional funds if losses continue.

We have incurred operating losses and negative cash flows from operations since our inception. As of March 31, 2005, we had an accumulated deficit of $91.0 million and we recorded net losses of $2.3 million for the three-month period ended March 31, 2005. We expect to continue to incur operating and net losses during 2005 and we may never generate positive cash flows.

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

We continue to devote significant personnel and financial resources to research and development activities to develop new products. We may not be successful in developing new products, and we may never realize any benefits from such research and development activities, which may not produce commercially viable products. Our ability to increase our revenues and achieve and sustain profitability is dependent upon our ability to successfully develop new and commercially viable products. During the first half of 2003, we launched a new product, the Advantage Series(TM) 3400 workstation and in the first half of 2004, we launched the FlashMaster Personal+ system and the Advantage Series 2410 personal screening synthesizer. Our ability to increase revenues in 2005 and beyond is dependent on the success of these products.

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

As a global concern, we face exposure to adverse movements in foreign currency and US dollar exchange rates. During the first quarter of 2005, approximately 69% of our net sales were exposed to foreign currency risk. During the same period, approximately 25% of our operating expenses were exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

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

We are currently listed on the NASDAQ National Market. There is no guarantee that an active trading market for our Common Stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active. The Company has announced that it has filed an application to have its common stock traded on The NASDAQ SmallCap Market. The transfer is expected to be effective following NASDAQ’s review of the Company’s application. If we fail to comply with the continued listing requirements of the NASDAQ SmallCap Market, we may be de-listed from trading on such market, and thereafter trading in our common stock, if any, would likely be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc.

Our stock price has been highly volatile, and your investment could suffer a further decline in value.

The trading price of our common stock has been highly volatile and ranged in 2005 from a per-share high of $0.96 to a low of $0.68 and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including;

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

Although our board of directors has not established a firm timetable for distributions to stockholders, our board of directors intends, subject to contingencies inherent in winding up our business, to make distributions as promptly as practicable, including an initial distribution of a portion of the net proceeds of the asset sale to Biotage AB within 45 days after the closing of the asset sale. We intend that any distributions to the stockholders will be in the form of cash. Our board of directors is, however, currently unable to predict the precise nature, amount or timing of any distribution to stockholders. The actual nature, amount and timing of any distributions will be determined by our board of directors (or possibly in the case of a plan complete liquidation and dissolution, a trustee designated by our board of directors), in its sole discretion, and will depend in part on, among other things, the final amount of the purchase price we receive from Biotage AB in the asset sale, our ability to convert our remaining assets into cash and the amount of our liabilities and obligations, including any amounts we may owe to Biotage AB pursuant to our indemnification obligations under the purchase agreement.

In lieu of satisfying all of our liabilities and obligations prior to making distributions to our stockholders, we may instead reserve assets deemed by management and our board of directors to be adequate to provide for those liabilities and obligations.

Uncertainties as to the precise value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes, legal, accounting and miscellaneous office expenses), although declining, will continue to be incurred following stockholder approval of the asset sale to Biotage AB. These expenses will reduce the amount of assets available for ultimate distribution to stockholders, and, while a precise estimate of those expenses cannot currently be made, management and the board of directors believe that available cash amounts received from the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If available cash and amounts received on the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, distributions of cash and other assets to our stockholders will be reduced and could be eliminated.

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

Claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes and legal and accounting fees), including operation of our process chemistry business, will continue to be incurred as we seek to close the asset to Biotage AB and wind up operations. These expenses will reduce the amounts of assets available for ultimate distribution to stockholders. Claims against the escrow account and any purchase price reduction could reduce the amount available to us from the sale of our chemistry consumables business. If available, cash and amounts received on the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash at all, to our stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures have not changed significantly from those set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 21, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), are responsible for evaluating and attesting as to the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15 under the Securities Exchange Act of 1934. In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Ernst & Young LLP, reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) in our internal controls. Based in part on that evaluation, our management, including the CEO and CFO, concluded that as of March 31, 2005, our disclosure controls were not effective to ensure that that information about us required to be disclosed by us were recorded, processed, summarized and reported as required by applicable Securities and Exchange Commission rules and forms. In performing the assessment management believes that many of the items cited in connection with the material weakness determination were due to employee turnover in the US finance department and the need for resources to be used for the pending sale of substantially all of the Company’s assets to Biotage AB. In response to the material weakness, we are taking a number of corrective actions to insure that the financial information and other disclosures included in the Company future reports are complete and accurate in all material respects. Those actions include increasing internal review time and temporary staffing. Despite the deficiencies in our disclosure controls noted above, management does not believe that there are any material inaccuracies or omissions of material facts contained in this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting. Other than as noted above, there have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the fiscal quarter ended March 31, 2005.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits.

      The following exhibits have been filed with this report.

Number	Description of Document
2.1(b)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2(c)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(d)	Amended and Restated Bylaws of Registrant.

4.3(b)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4(c)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5(c)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001.

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005	ARGONAUT TECHNOLOGIES, INC.
	By:	/s/ LISSA A. GOLDENSTEIN
Lissa A. Goldenstein
President and Chief Executive Officer

By:	/s/ DAVID J. FOSTER
David J. Foster
Sr. Vice President and Chief Financial Officer

ARGONAUT TECHNOLOGIES, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2005

EXHIBIT INDEX

Number	Description of Document
2.1(b)	Agreement and Plan of Merger dated January 31, 2001, by and among the Registrant, CPL Acquisition Corp. and Camile Products, LLC.

2.2(c)	Agreement for the sale and purchase of the entire issued share capital of Jones Chromatography Limited, dated February 11, 2002, by and among the Registrant and the former Jones Group shareholders.

3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(d)	Amended and Restated Bylaws of Registrant.

4.3(b)	Registration Rights Agreement dated March 1, 2001, by and among the Registrant and the members of Camile Products, LLC.

4.4(c)	Registration Rights Agreement dated February 20, 2002, by and among the Registrant and the former Jones Group shareholders.

4.5(c)	£7,650,000 Loan Note Instrument Creating Principal Amount Guaranteed Loan Notes 2004 guaranteed by Barclays Bank PLC dated February 20, 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference from our registration statement on Form S-1, registration number 333-35782, declared effective by the Securities and Exchange Commission on July 18, 2000.

(b)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 16, 2001

(c)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

(d)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 14, 2003.